Form 10-Q
period 1998-03-31
FREEDOM SECURITIES CORP /DE/
filed 1998-05-15
CIK 1029267

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

       (Mark One)

      	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 X  	  THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
----  	PERIOD ENDED MARCH 31, 1998

                              OR

      	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
----  	PERIOD FROM ____________ TO ______________



                      Commission File Number			1-13993
                      --------------------------------

                       FREEDOM SECURITIES CORPORATION
                       ------------------------------
           (Exact name of registrant as specified in its charter)

              DELAWARE			                       			36-4019175
              --------	                            ----------
    (State or other jurisdiction of           		(I.R.S. Employer
     incorporation or organization)		          Identification No.)

          One Beacon Street
        Boston, Massachusetts	           	       		     02108
        ---------------------		                         -----
(Address of principal executive offices)	            (Zip Code)

Registrant's telephone number, including area code    (617) 725-2000
                                                      --------------

  Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	  X	   	No
    -----	 	   -----

  As of May 11, 1998, the Company has 19,986,498 shares of common stock outstanding.


                             TABLE OF CONTENTS
                             -----------------
                                                                Page
                                                                ----
PART I.	FINANCIAL INFORMATION
------- ---------------------
Item 1.	Financial Statements

        	Consolidated Statements of Financial Condition -        	3
         	March 31, 1998 and December 31, 1997

        	Consolidated Statements of Income - Three
         	months ended March 31, 1998 and 1997	                   4

        	Consolidated Statements of Cash Flows - Three
         	months ended March 31, 1998 and 1997                   	5

        	Notes to Consolidated Financial Statements               6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      	9

Item 3.	Quantitative and Qualitative Disclosures About
      		Market Risk                                             	13

PART II.	OTHER INFORMATION
-------- -----------------
Item 1.	Legal Proceedings                                       	13

Item 2.	Changes in Securities and Use of Proceeds               	13

Item 3.	Defaults Upon Senior Securities                         	14

Item 4.	Submission of Matters to a Vote of Security
        Holders                                                 	14

Item 5.	Other Information                                       	14

Item 6.	Exhibits and Reports on Form 8-K                         14


SIGNATURES	                                                     	15

EXHIBIT INDEX	                                                  	16

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements



                        FREEDOM SECURITIES CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           (Dollars in thousands, except share and per share amounts)


                                               March 31,     December 31,
                                                 1998		          1997
                                             	(unaudited)
                                              -----------    ------------
ASSETS
Cash and cash equivalents		                    	$  12,150   		$  12,936
Receivables from brokers, dealers
 and others						                                 104,008   		   74,314
Securities purchased under agreements
 to resell					                                	   26,306	   	  113,335
Securities owned, at market			                    315,573	   	  423,522
Fixed assets, net of accumulated
 depreciation and amortization		                   19,690		      20,464
Goodwill, net of accumulated
 amortization						                                24,384	   	   24,861
Other assets				                              		   64,216		      58,155
                                                ---------     ---------
        Total assets				                       	$ 566,327   		$ 727,587
                                                =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Payables to brokers, dealers and
   others                                 						$  66,425   		$  59,062
   Securities sold, not yet purchased,
   at market				                                  212,378 	     354,565
   Accrued compensation and benefits	          	   35,678   		   65,653
   Accounts payable and accrued expenses	          44,872    	   44,535
   Notes payable to banks				                      97,797    	  101,446
                                                ---------     ---------
     Total liabilities			                      	  457,150	   	  625,261
                                                ---------     ---------

Stockholders' equity:
   Common stock (21,816,000 shares
    authorized, 14,899,183 and 14,840,627
    shares issued in 1998 and 1997,
    respectively, $.01 par value)	                    149    	      147
   Additional paid-in capital			                   84,561   	    83,654
   Retained earnings					                          24,467        19,438
   Subscribed stock (136,532 shares in 1997)       	             		(913)
                                                ---------     ---------
     Total stockholders' equity	               	  109,177    	  102,326
                                                ---------     ---------
        Total liabilities and
        stockholders' equity                  		$ 566,327   		$ 727,587
                                                =========     =========

See accompanying notes.

                         FREEDOM SECURITIES CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
           (Dollars and shares in thousands, except per share amounts)

                                              Three Months Ended March 31,
                                                    1998   		     1997
                                                    ----          ----
Revenues
 Commissions                              						$  46,306   		$  40,098
 Principal transactions	                     			   25,253	   	   22,009
 Investment banking			                        		   13,712		       9,569
 Asset management					                              5,813		       4,880
 Other					                                   		    2,681		       3,387
                                                ---------     ---------
   Total operating revenues		                  	   93,765		      79,943
 Interest income					                              13,267	   	   10,411
                                                ---------     ---------
   Total revenues				                          	  107,032		      90,354
 Interest expense					                              7,014   		    5,906
                                                ---------     ---------
   Net revenues				                            	  100,018	   	   84,448

Non-interest expenses
 Compensation and benefits		                   	   66,452		      54,476
 Occupancy and equipment				                        6,187   		    6,519
 Communications					                                4,123   		    4,189
 Brokerage and clearance				                        2,756	   	    2,704
 Promotional						                                  2,756		       2,094
 Other							                                       7,798	   	    6,929
                                                ---------     ---------
   Total non-interest expenses		                   90,072   		   76,911

Operating pre-tax income			                    	    9,946		       7,537

   Acquisition interest expense 	              	    1,350 		      1,494
                                                ---------     ---------
Income before income taxes	                         8,596	   	    6,043
   Income taxes						                               3,567   		    2,550
                                                ---------     ---------
Net income		                                				$   5,029   		$   3,493
                                                =========     =========

Net income per share:
  Basic					                                  		$    0.34   		$    0.24
  Diluted				                                			$    0.32   		$    0.24

Weighted average common shares outstanding:
  Basic							                                     14,825 	  	   14,301
  Diluted					                                 		  15,730 		     14,425


See accompanying notes.

                          FREEDOM SECURITIES CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                 Three Months Ended March 31,
                                                      1998  	      1997
                                                      ----         ----
Cash flows from operating activities
Net income					                                   		$  5,029    	 $  3,493
Adjustments to reconcile net income to
 net cash from operating activities:
  Depreciation						                               	   1,112	        1,282
  Amortization						                               	   1,154	        1,603
  Non-cash compensation						                            508    	       22
Changes in assets and liabilities
  (Increase) decrease in operating assets:
    Receivables from brokers, dealers and others   	 (29,694) 	     (6,055)
    Securities purchased under agreements to resell   87,029    	   34,263
    Securities owned, at market	             			     107,949 	     (34,161)
    Other assets						                         	      (6,362) 	    (10,094)
  Increase (decrease) in operating liabilities:
    Payables to brokers, dealers and others		          7,363	      (15,302)
    Securities sold under agreements to repurchase			              (43,898)
    Securities sold, not yet purchased, at market  	(142,187)	      90,143
    Accrued compensation and benefits	             	 (29,975)   	  (26,124)
    Accounts payable and accrued expenses		              337    	    5,432
                                                    ---------    ----------
Net cash from operating activities			              	   2,263	          604

Cash flows from investing activities
Purchases of fixed assets			               		           (713)	        (514)
                                                    ---------    ----------
Net cash used in investing activities			                (713)	        (514)

Cash flows from financing activities
Proceeds from sale of common stock, net		    	         1,313
Purchase of treasury stock							                                      (94)
Repayment of notes payable to banks			             	  (3,649)   	   (1,061)
                                                    ---------    ----------
Net cash used in financing activities	            		  (2,336)	      (1,155)

Decrease in cash and cash equivalents	                  (786)   	   (1,065)
Cash and cash equivalents, beginning of period	    	  12,936    	    7,248
                                                    ---------    ----------
Cash and cash equivalents, end of period		         	$ 12,150    	$   6,183
                                                    =========    ==========
Supplemental disclosure of cash flow information
Cash paid for:
  Income taxes		                               					$  1,445    	$   1,785
  Interest				                                  				$  8,272    	$   7,008


See accompanying notes.

                          FREEDOM SECURITIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1998
                                 (UNAUDITED)

1.  Basis of Presentation

Freedom Securities Corporation is a holding company which together with its wholly owned subsidiaries (collectively, the "Company") is a full-service, regionally focused retail brokerage and investment banking firm. The Company is engaged primarily in the retail and institutional brokerage business including corporate finance and underwriting services. The consolidated financial statements include the accounts of the Company and its primary operating subsidiaries Tucker Anthony Incorporated ("Tucker Anthony"), Sutro & Co. Incorporated ("Sutro") and Freedom Capital Management Corporation ("Freedom Capital").

The Company was formed in November 1996 to effect the acquisition (the "Acquisition") of Freedom Securities Holding Corporation and its subsidiaries, including Tucker Anthony, Sutro and Freedom Capital, from John Hancock Mutual Life Insurance Company ("Hancock"). The consideration paid to Hancock was financed with equity contributions from two private investor groups and certain employee investors, bank financing and excess cash of the Company.

The Acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets and liabilities acquired based upon their fair values at the date of the Acquisition. The purchase price, including acquisition costs, exceeded the fair value of net assets acquired and the excess was recorded as goodwill.

All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company Registration Statement on Form S-1, File #333-44931.

2.  Initial Public Offering

On April 2, 1998, the Company completed its 7.4 million share initial public offering (the "Offering"), including 4.2 million shares of $.01 par value common stock ("Common Stock"). The Offering raised approximately $77.3 million for the Company after deducting underwriting discounts, commissions and estimated expenses. The Company used the proceeds and available cash to repay $77.5 million of existing debt (see Note 3).

3.  Notes Payable to Banks

In 1996, the Company entered into a revolving credit agreement (the "Credit Agreement") with certain participating banks and borrowed $85 million. Borrowings under the Credit Agreement equaled $77.5 million and $80.0 million at March 31, 1998 and December 31, 1997, respectively. The balance outstanding under the Credit Agreement was repaid in full on April 7, 1998 with the Company's net proceeds from the Offering.

4.  Net Capital Requirements

Certain subsidiaries of the Company are subject to the net capital requirements of the New York Stock Exchange ("Exchange") and the Uniform Net Capital requirements of the Securities and Exchange Commission ("Commission") under Rule 15c3-1. The Exchange and the Commission rules also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. The Company's principal regulated subsidiaries are discussed below.

Tucker Anthony is a registered broker and dealer. At March 31, 1998, Tucker Anthony had net capital of approximately $54.0 million which was $53.0 million in excess of the $1 million amount required to be maintained at that date.

Sutro is a registered broker and dealer. At March 31, 1998, Sutro had net capital of approximately $11.1 million which was $10.1 million in excess of the $1.0 million amount required to be maintained at that date.

Freedom Trust Company ("FTC") is a subsidiary of Freedom
Capital and is a limited purpose trust company. Pursuant to state regulations, FTC is required to meet and maintain certain capital minimums and ratios. At March 31, 1998, FTC's regulatory capital, as defined, was $1.0 million and FTC was in compliance with all such requirements.

Under a clearing arrangement with Wexford Clearing Services Corporation ("Wexford"), Tucker Anthony and Sutro are required to maintain certain minimum levels of net capital and comply with other financial ratio requirements. At March 31, 1998, Tucker Anthony and Sutro were in compliance with all such requirements.

5.  Commitments and Contingencies

The Company leases office space and various types of equipment under noncancelable leases generally varying from one to ten years, with certain renewal options for like terms.

The Company is a defendant or co-defendant in legal actions primarily relating to its broker-dealer activities. It is the opinion of management that the resolution of these actions will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

The Company has outstanding underwriting agreements and when-issued contracts which commit it to purchase securities at specified future dates and prices. The Company presells such issues to manage risk exposure related to these off-balance sheet commitments. Subsequent to March 31, 1998, such transactions settled at no loss.

6.  Earnings Per Share

The Company computes its earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") 128 "Earnings Per Share." The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

                              						         	     	Three Months Ended
                                                         March 31,
								                                              1998		     1997
                                                      ----       ----
Numerator

Net Income			         			                           $	 5,029  	$  3,493

Denominator

  Weighted average shares outstanding		              	14,825	    14,301
  Dilutive effect of:
    Stock options and other exercisable shares	          905        124
                                                      ------     ------
  Adjusted weighted average shares outstanding       	15,730     14,425

Basic earnings per share				                        $	  0.34  	$   0.24
Diluted earnings per share			                       $	  0.32  	$   0.24


7.  Acquisition of Cleary Gull Reiland & McDevitt Inc.

On April 16, 1998, the Company closed into escrow and funded its previously announced acquisition of Cleary Gull Reiland & McDevitt Inc. ("Cleary Gull"), a privately-held investment banking, institutional brokerage and investment advisory firm headquartered in Milwaukee, Wisconsin, with 1997 revenues of approximately $26 million. The acquisition was completed on May 1, 1998 after the appropriate notification was made to the New York Stock Exchange. Cleary Gull's financial results are not included in the Company's first quarter financial statements but will be included beginning with the second quarter of 1998.

Item 2.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing in Item 1 of this report. This Form 10-Q may contain or incorporate by reference statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Business Environment

The Company's retail securities brokerage activities, as well as its investment banking, investment advisory, institutional sales and trading and equity research services, are highly competitive and subject to various risks including volatile trading markets and fluctuations in the volume of market activity. These markets are affected by general economic and market conditions, including fluctuations in interest rates, volume and price levels of securities and flows of investor funds into and out of mutual funds and pension plans and by factors that apply to particular industries such as technological advances and changes in the regulatory environment. Declining interest rates and a favorable economic environment contributed to a significant increase in activity in the equity markets in the United States since the latter part of 1995. The Company's financial results have been and may continue to be subject to fluctuations due to these and other factors. Consequently, the results of operations for a particular period may not be indicative of results to be expected for other periods.

Equity Participation of Employees

As of March 31, 1998, the Company's employees, including senior management and investment executives, owned in excess of 34% of the Company's outstanding Common Stock. In connection with the Offering, employees sold no shares of the Company's common stock and purchased their entire allocation of 335,000 shares. After giving effect to the issuance of the additional 3,865,000 shares to the public in the Offering, employees ownership was over 28%. Management believes that significant employee ownership has resulted in progressively higher levels of employee motivation, confidence and commitment.

Incentive equity programs have been established pursuant to which employees have acquired or may acquire additional equity of the Company, which, when added to shares previously purchased and shares issued in connection with the acquisition of Cleary Gull, would result in employees owning approximately 45% of the shares of Common Stock outstanding after giving effect to the Offering.

Components of Revenues and Expenses

Revenues. Commission revenues include retail and institutional commissions received by the Company as an agent in securities transactions, including all exchange listed, over-the-counter agency, mutual fund, insurance, and annuity transactions. Principal transactions revenues include gains and losses from the trading of securities by the Company as principal including principal sales credits and dividends. Investment banking revenues include selling concessions, underwriting fees and management fees received from the underwriting of corporate or municipal securities as well as fees earned from providing merger and acquisition and other financial advisory services. Asset management revenues include fees generated from providing investment advisory and portfolio management services to institutional and high net worth investors. Other revenues primarily consist of transaction fees, retirement plan revenue and third party correspondent clearing fees. Interest income primarily consists of interest earned on margin loans made to customers, securities purchased under agreements to resell and fixed income securities held in the Company's trading accounts.
Net revenues equal total revenues less interest expense. Interest expense includes interest paid under its Wexford financing arrangement and on bank borrowings, securities sold under agreements to repurchase, fixed asset financing and cash balances in customer accounts.

Expenses. Compensation and benefits expense includes sales, trading and incentive compensation, which are primarily variable based on revenue production and/or business unit profit contribution, and salaries, payroll taxes, and employee benefits which are relatively fixed in nature. Incentive compensation, including bonuses for eligible employees, is accrued proratably throughout the year based on actual or estimated annual amounts. Brokerage and clearance expense includes the cost of securities clearance, floor brokerage and exchange fees. Communications expense includes service charges for telecommunications, news and market data services. Occupancy and equipment expense includes rent and operating expenses for facilities, expenditures for repairs and maintenance, and depreciation of furniture, fixtures, leasehold improvements, business equipment and computer equipment. Promotional expense includes travel, entertainment and advertising. Other expenses include general and administrative expenses, including professional services, litigation expenses, goodwill amortization, data processing and other miscellaneous expenses. Acquisition interest expense represents the interest expense incurred under the Credit Agreement.

Results of Operations

The following table compares first quarter results (dollars in millions) between 1998 and 1997:

                         	    Three Months     Period to Period    Percentage of
                           	 Ended March 31,  Increase/(Decrease)  Net Revenues
                           		 1998     1997    Amount   Percent    1Q98    1Q97
                              ----     ----    ------   -------    ----    ----
Revenues:
 Commissions................ 	$46.3    $40.1    $ 6.2     15.5%    46.3%   47.5%
 Principal transactions.....	  25.2	    22.0      3.2     14.7%    25.2%   26.1%
 Investment banking.........	  13.7      9.5      4.2     43.3%    13.7%   11.3%
 Asset management...........	   5.8      4.9      0.9     19.1%     5.8%    5.8%
 Other......................	   2.7      3.4     (0.7)   (20.8%)    2.7%    4.0%
                              -----    -----    -----             ------   -----
  Total operating revenues..	  93.7     79.9     13.8     17.3%    93.7%   94.7%
 Interest income............	  13.3     10.4      2.9     27.4%    13.3%   12.3%
                              -----    -----    -----             ------  ------
  Total revenues............ 	107.0     90.3     16.7     18.5%   107.0%  107.0%
 Interest expense...........	   7.0      5.9      1.1     18.8%     7.0%    7.0%
                              -----    -----    -----             ------  ------
  Net revenues.............. 	100.0     84.4     15.6     18.4%   100.0%  100.0%
Non-interest expenses:
 Compensation and benefits..	  66.4     54.5     11.9     22.0%    66.4%   64.5%
 Occupancy and equipment....	   6.2      6.5     (0.3)    (5.1%)    6.2%    7.7%
 Communications.............	   4.1      4.2     (0.1)    (1.6%)    4.1%    5.0%
 Brokerage and clearance....	   2.8      2.7      0.1      1.9%     2.8%    3.2%
 Promotional................	   2.7      2.1      0.6     31.6%     2.8%    2.5%
 Other......................	   7.8      6.9      0.9     12.5%     7.8%    8.2%
                              -----    -----    -----             ------  ------
  Total non-interest expenses	 90.0     76.9     13.1     17.1%    90.1%   91.1%
Operating pre-tax income.... 	 10.0      7.5      2.5     32.0%     9.9%    8.9%
Acquisition interest expense	   1.4      1.5     (0.1)    (9.6%)    1.3%    1.8%
                              -----    -----    -----             ------  ------
Income before income taxes..	   8.6      6.0      2.6     42.2%     8.6%    7.1%
Income taxes................	   3.6      2.5      1.1     39.9%     3.6%    3.0%
                              -----    -----    -----             ------  ------
Net income..................	 $ 5.0    $ 3.5    $ 1.5     44.0%     5.0%    4.1%
                              =====    =====    =====             ======  ======



Three months ended March 31, 1998 compared to three months ended March 31, 1997

The Company experienced stronger operating results for the three months ended March 31, 1998 when compared with the same period in 1997. Revenues increased in all of the Company's core businesses and expenses declined as a percentage of net revenues. Net income increased $1.5 million or 44% to $5.0 million in the 1998 quarter from net income of $3.5 million in the comparable 1997 period. Management believes that these results are attributable to two principal factors. First, the favorable conditions which generally continued to prevail in the industry reflecting investor optimism concerning inflation, interest rate stability and a strong U.S. economy had a significant impact on the Company's retail brokerage businesses. Second, the Company's renewed focus on its equity capital markets groups and the favorable industry environment for corporate finance and underwriting activities resulted in increased investment banking revenues.

Total operating revenues increased $13.8 million or 17% to $93.7 million in the three months ended March 31, 1998 from $79.9 million in the quarter ended March 31, 1997. Net revenues, including the effect of interest income and interest expense, other than Acquisition interest expense, increased $15.6 million or 18% to $100.0 million in the three months ended March 31, 1998 versus $84.4 million in the comparable period in 1997. Operating pre-tax income increased to 10% in the first quarter of 1998, up from 9% in the same period last year.

Commission revenues increased $6.2 million or 16% to $46.3 million in the three months ended March 31, 1998 from $40.1 million in the three months ended March 31, 1997, primarily due to improvements in retail productivity per investment executive as well as new personnel hired in that sector.

Principal transaction revenues increased $3.2 million or 15% to $25.2 million in the three months ended March 31, 1998 from $22.0 million in the three months ended March 31, 1997, mainly due to higher arbitrage trading profits as well as improvements in the institutional fixed income business.

Investment banking revenues increased $4.2 million or 43% to $13.7 million in the three months ended March 31, 1998 from $9.5 million in the three months ended March 31, 1997. The increase reflected higher revenues from public offerings as well as higher fees from advisory and mergers and acquisitions activity.

Asset management revenues increased $0.9 million or 19% to $5.8 million in the three months ended March 31, 1998 from $4.9 million in the three months ended March 31, 1997 reflecting overall growth in assets under management which reached more than $6 billion.

Other income decreased $0.7 million or 21% to $2.7 million in the three months ended March 31, 1998 from $3.4 million in the three months ended March 31, 1997. This decline resulted primarily from the mid-1997 expiration of a contract with a subsidiary of Hancock under which the Company recovered mutual fund sales charges.

Interest income increased $2.9 million or 27% to $13.3 million in the three months ended March 31, 1998 from $10.4 million in the three months ended March 31, 1997, due primarily to the combination of higher interest income on customer balances and greater stock borrow activity. Interest expense, excluding those expenses associated with financing the Acquisition, increased $1.1 million or 19% to $7.0 million in the three months ended March 31, 1998 from $5.9 million in the three months ended March 31, 1997, primarily reflecting higher average inventory balances.

Total non-interest expenses increased $13.1 million or 17% to $90.0 million in the three months ended March 31, 1998 from $76.9 million in the three months ended March 31, 1997. This increase was mainly the result of higher production-related compensation attributable to higher revenues. The Company experienced continued success in cost optimization, as evidenced by a lower non-compensation expense growth rate of 5% compared to revenue growth of over 18% versus the first three months of 1997.

Compensation and benefits expense increased $11.9 million or 22% to $66.4 million in the three months ended March 31, 1998 from $54.5 million in the three months ended March 31, 1997, primarily due to increased incentive and production-related compensation. Compensation and benefits as a percentage of net revenues increased to 66% in the first quarter of 1998 from 65% in the comparable period in 1997, in part due to a provision for non-cash compensation expense related to employee stock purchases and higher payouts resulting from increased productivity.

Despite increased clearing activity, brokerage and clearance expenses remained virtually unchanged at $2.8 million in the first three months of 1998 compared with $2.7 million in the first three months of 1997, primarily as a result of the cost effective Wexford clearing arrangement.

All other operating expenses increased an aggregate of $1.1 million or 6% to $20.8 million in the three months ended March
31, 1998 from $19.7 million in the three months ended March 31, 1997. All other operating expenses as a percentage of net revenues declined to 21% in the three months ended March 31, 1998 from 23% in the three months ended March 31, 1997. There was an increase in promotional expense of $0.6 million or 32%, largely as a result of research conferences hosted by the Company. Other expenses increased $0.9 million to $7.8 million for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997 when other expenses totaled $6.9 million. Occupancy and equipment expense decreased $0.3 million, or 5%, and communications expense decreased $0.1 million, or 2%, partially offsetting the increase in other expenses.

The Company's income tax provisions in the three months ended March 31, 1998 and the three months ended March 31, 1997 were $3.6 million and $2.5 million, respectively, which represented a 41% effective tax rate in the three months ended March 31, 1998 and a 42% effective tax rate in the three months ended March 31, 1997. The lower effective tax rate in the three months ended March 31, 1998 was due mainly to increases in non-taxable dividend income and tax exempt municipal interest income.

Liquidity and Capital Resources

The Company receives dividends, interest on loans and other payments from its subsidiaries which are the Company's primary source of funds to pay expenses, service debt, and pay dividends. Distributions and interest payments to the Company from its registered broker-dealer subsidiaries, which are expected to be the Company's primary sources of liquidity, are restricted as to amounts which may be paid by applicable law and regulations. The Net Capital Rules are the primary regulatory restrictions regarding capital resources (See Note 4 of the financial statements). The Company's rights to participate in the assets of any subsidiary are also subject to prior claims of the subsidiary's creditors, including customers of the broker-dealer subsidiaries.

On April 2, 1998, the Company completed a 7,400,000 share
Offering of its Common Stock, including 4,200,000 shares sold by the Company.

Borrowings under the Credit Agreement were repaid in full with the net proceeds of the Offering to the Company, leaving the Company with $20.3 million of indebtedness under a fixed asset facility secured by the Company's fixed assets. In addition, $30 million is available under the Credit Agreement.

The assets of Tucker Anthony, Sutro and Freedom Capital, the Company's primary operating subsidiaries, are highly liquid with the majority of such assets consisting of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of customer business. Collateralized receivables consist primarily of securities purchased under agreements to resell which are secured by U.S. government and agency securities. A relatively small percentage of total assets is fixed or held for a period of longer than one year.

The majority of the subsidiaries' assets are financed through Wexford, by securities sold under repurchase agreements and through securities sold, not yet purchased. The Company's principal source of short-term financing is based on its clearing arrangement with Wexford under which the Company can borrow on an uncommitted collateralized basis against its proprietary inventory positions. This financing generally is obtained from Wexford at rates based upon prevailing market conditions. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings.

Repurchase agreements are used primarily for customer accommodation purposes and to finance the Company's inventory positions in U.S. government and agency securities. These positions provide products and liquidity for customers and are not maintained for the Company's investment or market speculation. The level of activity fluctuates depending on customer needs; however, these fluctuations have not materially affected liquidity or capital resources. The Company monitors the collateral position and counterparty risk on these transactions daily.

The subsidiaries' total assets and short-term liabilities and the individual components thereof may vary significantly from period to period because of changes relating to customer needs and economic and market conditions.

The Company's operating activities generate cash resulting from net income earned during the period and fluctuations in the Company's current assets and liabilities. The most significant fluctuations have resulted from changes in the level of customer activity and changes in proprietary arbitrage trading strategies dictated by prevailing market conditions.

In addition to normal operating requirements, capital is required to satisfy financing and regulatory requirements on securities inventories and investment banking commitments. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated capital needs of the subsidiaries. Management believes that existing capital funds provided from operations, the current credit arrangements with Wexford, and the unutilized facility under the Credit Agreement will be sufficient to finance the operating subsidiaries' ongoing businesses.

Cash Flows

Cash and cash equivalents at March 31, 1998 and 1997 totaled
$12.2 million and $6.2 million, respectively. For the three months ended March 31, 1998, funds generated from operating activities of $2.3 million, including net income of $5.0 million, along with available cash were used primarily to repay notes payable to banks.

During the three months ended March 31, 1997, purchases of fixed assets and repayments of notes payable to banks were funded from operations and cash on hand.

Net cash from operating activities increased $1.7 million in the three months ended March 31, 1998 compared with the same period in 1997 due primarily to the $1.5 million improvement in net income.

Net proceeds of approximately $77.3 million from the sale of 4,200,000 shares of Common Stock in the Offering on April 2, 1998 and available cash were used to repay the full amount of existing bank debt under the Credit Agreement.

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk

        Not Yet Applicable


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries are parties to various legal proceedings which are of an ordinary or routine nature incidental to the operations of the Company and its subsidiaries. As of March 31, 1998, there were lawsuits and arbitrations pending against the Company and its subsidiaries. The Company believes that it has adequately reserved for such litigation matters and that they will not have a material adverse effect on the Company's financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

Unregistered Securities:

During the period covered by this report, the Company has issued, in transactions exempt from registration pursuant to section 4(2) of the Securities Act, an aggregate of 56,776 shares of Common Stock for aggregate consideration of $390,700 to employees of the Company's subsidiaries. In addition, 8,662 shares have been issued upon exercise of employee stock options in transactions exempt under section 4(2) of the Securities Act.

Use of Proceeds:

The effective date of the Form S-1, SEC File No. 333-44931, Registration Statement, registering 7,400,000 shares (4,200,000 primary shares) of Common Stock of the Company, was April 1, 1998. The date of commencement of the offering of such registered shares was April 2, 1998. The Company received the proceeds from the sale of primary shares. The managing underwriters in the offering were Donaldson, Lufkin & Jenrette Securities Corporation, Credit Suisse First Boston, Sutro and Tucker Anthony.

Information concerning the registered shares as of the date of this report is set forth below:


Title of Security:		      	              	Common Stock
Amount Registered:				                       7,400,000
Aggregate Price of the
   Offering Amount Registered:           	$148,000,000
Amount Sold by the Company:	       	         4,200,000
Aggregate Offering Price of
   Amount Sold by the Company:           	$ 84,000,000


A reasonable estimate of the amount of the expenses incurred to date by the Company in connection with the issuance and distribution of the registered shares is as follows:


Underwriting Discounts and Commissions:	   	$5,670,000
Other Expenses:						                        1,000,000
                                            ----------
Total 				                             					$6,670,000


All of the expenses listed above were direct or indirect payments to others and not payments to directors, officers, affiliates (except in the case of Tucker Anthony and Sutro) or 10% stockholders (or their associates) of the Company. The amount of net offering proceeds to the Company after the total expenses listed above was approximately $77,330,000. The Company used the proceeds and available cash to repay $77,500,000 million of existing debt on April 7, 1998 and none of such payments were made to directors, officers, affiliates or 10% stockholders (or their associates) of the Company.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

Cleary Gull Acquisition

As part of its growth strategy, the Company has acquired through a merger with a wholly owned subsidiary of the Company, subsequent to the first quarter, the regional investment banking firm of Cleary Gull Reiland & McDevitt Inc. ("Cleary Gull"), headquartered in Milwaukee, Wisconsin, pursuant to an Agreement and Plan of Merger dated March 9, 1998 (the "Merger"). The consideration to be paid in the Merger is a combination of 880,000 shares of the Company's Common Stock with a value (valued at a price equal to the Offering price) of $17.6 million and $4.4 million in cash, subject to adjustment. The Company has committed to register for resale the Company's shares issued in connection with the Merger pursuant to a shelf registration statement which will become effective on or about 180 days following the consummation of the Offering. The Company has entered into employment agreements with Cleary Gull's senior management that became effective upon consummation of the Merger.

Cleary Gull was established in 1987 in Milwaukee, Wisconsin as a private investment bank focusing on the equity capital markets through institutional research, sales and trading, and investment banking services. Cleary Gull's twelve research analysts cover such areas as distribution and logistics, business services, applied technology (including diagnostics, dental and filtration/separation) and growth companies in the upper Midwest. Cleary Gull's equity capital markets practice includes a national institutional sales force and over-the-counter and listed trading services. Cleary Gull's investment banking practice is focused primarily on merger and acquisition advisory services and financing assignments in both public and private equity and debt markets. The firm opened its offices in Chicago in 1997 and in Denver in 1998. Cleary Gull had net income of $1.3 million on total revenues of $26.4 million in 1997.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits - The following exhibits are included herein or are incorporated by reference.

    11   Computation of Earnings Per Share
    27   Financial Data Schedule

(b)	Reports on Form 8-K - The company filed no reports on Form
    8-K during the quarter ended March 31, 1998.

                              SIGNATURES
                              ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                FREEDOM SECURITIES CORPORATION
                                         (REGISTRANT)


DATE:  MAY 15, 1998	BY:       	/s/JOHN H. GOLDSMITH
                               ---------------------------------------
	                                	JOHN H. GOLDSMITH
	                                 CHAIRMAN AND CHIEF EXECUTIVE OFFICER



DATE:  MAY 15, 1998	BY:       	/s/WILLIAM C. DENNIS, JR.
                               ---------------------------------------
                               			WILLIAM C. DENNIS, JR.
	                               		CHIEF FINANCIAL OFFICER

                               EXHIBIT INDEX
                               -------------


ITEM NO.		              	DESCRIPTION	             	     	SEQUENTIAL PAGE NO.

  11                Computation of Earnings per Share            17
  27	             		Financial Data Schedule			                   18