Form 10-Q
period 1998-06-30
FREEDOM SECURITIES CORP /DE/
filed 1998-08-14
CIK 1029267

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)


  X
------
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR



------
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________


Commission File Number             1-13993

                        FREEDOM SECURITIES CORPORATION
                        ------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  36-4019175
            --------                                  ----------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.)



              One Beacon Street
            Boston, Massachusetts                         02108
            ---------------------                         -----
  (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code         (617) 725-2000
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

As of August 10, 1998, the Company has 20,003,145 shares of common stock outstanding.


                              TABLE OF CONTENTS
                              -----------------


							                                                           			Page
PART I. FINANCIAL INFORMATION
------  ---------------------                                        ----

Item 1.

    Financial Statements

         Consolidated Statements of Financial Condition -
              June 30, 1998 and December 31, 1997                      3

         Consolidated Statements of Income - Three and six
              months ended June 30, 1998 and 1997                      4

         Consolidated Statements of Cash Flows - Six months
              ended June 30, 1998 and 1997                             5

         Notes to Consolidated Financial Statements                    6

Item 2.

    Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                       9

Item 3.

    Quantitative and Qualitative Disclosures About Market Risk         16


PART II. OTHER INFORMATION
-------  -----------------

Item 1.    Legal Proceedings							                                   	16

Item 2.    Changes in Securities and Use of Proceeds				             		16

Item 3.    Defaults Upon Senior Securities						                      	17

Item 4.    Submission of Matters to a Vote of Security Holders			    		17

Item 5.    Other Information							                                   	17

Item 6.    Exhibits and Reports on Form 8-K						                     	17


SIGNATURES									                                                   	18

EXHIBIT INDEX							                                                 		19

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  				  FREEDOM SECURITIES CORPORATION
	              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
			       (Dollars in thousands, except share and per share amounts)

                                             							June 30, 		   December 31,
						                                                1998		         1997
							                                            (unaudited)
                                                   -----------    ------------
ASSETS

Cash and cash equivalents					                      $  9,374        $  12,936
Receivables from brokers, dealers and others			       83,379           74,314
Securities purchased under agreements to resell			    81,451          113,335
Securities owned, at market					                     349,217          423,522
Fixed assets, net of accumulated
    depreciation and amortization	                    19,722           20,464
Goodwill, net of accumulated amortization				         36,267           24,861
Exchange memberships, owned at cost		         		       5,939            5,939
Deferred taxes                                         9,415            9,263
Other assets                                          60,702           42,953
                                                     -------          -------
Total assets                                        $655,466         $727,587
                                                     =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

Payables to brokers, dealers and others             $ 65,761         $ 59,062
Securities sold under agreements to repurchase         6,846             -
Securities sold, not yet purchased, at market        241,372          354,565
Accrued compensation and benefits                     61,508           65,653
Accounts payable and accrued expenses                 48,183           44,535
Notes payable to banks                                19,125          101,446
                                                     -------          -------
Total liabilities                                    442,795          625,261
                                                     -------          -------

Stockholders' equity:
Common stock (60,000,000 shares authorized,
 19,993,833 and 14,840,627 shares issued in
 1998 and 1997, respectively, $.01 par value)            200              147
Additional paid-in capital                           181,645           83,654
Retained earnings                                     30,826           19,438
Subscribed stock (136,532 shares in 1997)               -                (913)
                                                     -------          -------
Total stockholders' equity                           212,671          102,326
                                                     -------          -------
   Total liabilities and stockholders' equity       $655,466         $727,587
                                                     =======          =======



See accompanying notes.

                          FREEDOM SECURITIES CORPORATION
                         CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
             (Dollars and shares in thousands, except per share amounts)


                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                        1998     1997          1998      1997
                                        ----     ----          ----      ----
Revenues
Commissions                          $ 48,176   $ 37,592    $ 94,482  $ 77,690
Principal transactions                 25,690     22,561      50,943    44,570
Investment banking                     32,047     12,416      45,759    21,985
Asset management                        6,078      4,660      11,891     9,540
Other                                   4,222      3,058       6,903     6,445
                                      -------     ------     -------   -------
Total operating revenues              116,213     80,287     209,978   160,230
Interest income                        12,603     10,725      25,870    21,136
                                      -------     ------     -------   -------
Total revenues                        128,816     91,012     235,848   181,366
Interest expense                        7,032      5,883      14,046    11,789
                                      -------     ------     -------   -------
Net revenues                          121,784     85,129     221,802   169,577


Non-interest expenses
Compensation and benefits              79,885     55,261     146,337   109,737
Occupancy and equipment                 6,942      6,321      13,129    12,840
Communications                          4,920      4,362       9,043     8,551
Brokerage and clearance                 3,420      2,914       6,176     5,618
Promotional                             3,728      2,378       6,484     4,472
Other                                   9,521      7,314      17,319    14,243
                                      -------     ------     -------   -------
Total non-interest expenses           108,416     78,550     198,488   155,461

Operating pre-tax income               13,368      6,579      23,314    14,116

Acquisition interest expense              130      1,539       1,480     3,033
                                      -------     ------     -------   -------
Income before income taxes             13,238      5,040      21,834    11,083
Income taxes                            5,603      2,122       9,170     4,672
                                      -------     ------     -------   -------
Net income before extraordinary item    7,635      2,918      12,664     6,411

Extraordinary item (net of applicable
    taxes of $922)                      1,276        -         1,276       -
                                      -------     ------     -------   -------
Net income after extraordinary item  $  6,359    $ 2,918    $ 11,388  $  6,411
                                      =======     ======     =======   =======

Net income per share:

Basic before extraordinary item      $   0.39    $  0.20    $   0.73  $   0.45
Basic after extraordinary item       $   0.32    $  0.20    $   0.66  $   0.45
Diluted before extraordinary item    $   0.36    $  0.20    $   0.69  $   0.44
Diluted after extraordinary item     $   0.30    $  0.20    $   0.62  $   0.44

Weighted average common
     shares outstanding:

     Basic                             19,792     14,244      17,322    14,273
     Diluted                           21,190     14,464      18,478    14,445



See accompanying notes.

                          FREEDOM SECURITIES CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in thousands)

                                                            Six Months Ended
                                                                 June 30,
                                                              1998     1997
                                                              ----     ----
Cash flows from operating activities
Net income                                                 $ 11,388  $  6,411
Adjustments to reconcile net income to net
   cash from operating activities:
 Depreciation                                                 2,307     2,503
 Amortization                                                 4,803     3,376
 Non-cash compensation                                          549        86
Changes in assets and liabilities, net of purchase
   of Cleary Gull
 (Increase) decrease in operating assets:
   Receivables from brokers, dealers and others              (2,828)   13,827
   Securities purchased under agreements to resell           33,388     3,721
   Securities owned, at market                               78,375   (33,744)
   Deferred taxes                                              (152)     (465)
   Other assets                                             (14,807)  (11,699)
  Increase (decrease) in operating liabilities:
   Payables to brokers, dealers and others                    6,699     2,221
   Securities sold under agreements to repurchase             6,846   (34,912)
   Securities sold, not yet purchased, at market           (116,215)   67,241
   Accrued compensation and benefits                         (6,807)  (15,940)
   Accounts payable and accrued expenses                      1,754     2,957
                                                            -------   -------
Net cash from operating activities                            5,300     5,583

Cash flows from investing activities
Purchases of fixed assets                                    (1,762)     (943)
Proceeds from sale of fixed assets                             -          711
Payment for Cleary Gull, net of cash acquired                (2,860)       -
                                                            -------   -------
Net cash used in investing activities                        (4,622)     (232)

Cash flows from financing activities
Proceeds from sale of common stock, net                       1,347        -
Proceeds from initial public offering, net                   76,734        -
Purchases of treasury stock                                    -         (611)
Repayment of notes payable to banks                         (82,321)   (2,143)
                                                            -------   -------
Net cash used in financing activities                        (4,240)   (2,754)

Increase (decrease) in cash and cash equivalents             (3,562)    2,597
Cash and cash equivalents, beginning of period               12,936     7,248
                                                            -------   -------
Cash and cash equivalents, end of period                   $  9,374  $  9,845
                                                            =======   =======

Supplemental disclosure of cash flow information

Cash paid for:
  Income taxes                                             $  7,943  $  7,306
  Interest                                                 $ 15,230  $ 14,703



See accompanying notes.

                        FREEDOM SECURITIES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1998
                                (UNAUDITED)

1.  Basis of Presentation

Freedom Securities Corporation is a holding company which together with its wholly owned subsidiaries (collectively, the "Company") is a full-service, regionally focused retail brokerage and investment banking firm. The Company is engaged primarily in the retail and institutional brokerage business including corporate finance and underwriting services. The consolidated financial statements include the accounts of the Company and its primary operating subsidiaries Tucker Anthony Incorporated ("Tucker Anthony"),
Sutro & Co. Incorporated ("Sutro"), Cleary Gull Reiland & McDevitt Inc. ("Cleary Gull") and Freedom Capital Management Corporation ("Freedom Capital").

The Company was formed in November 1996 to effect the acquisition (the "Acquisition") of Freedom Securities Holding Corporation and its subsidiaries from John Hancock Mutual Life Insurance Company ("Hancock"). The consideration paid to Hancock was financed with equity contributions from two private investor groups and certain employee investors, bank financing and excess cash of the Company.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended
June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The information included in this Form 10-Q should be read in conjunction with the Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations sections and the 1997 financial statements and notes thereto included in the Company's Registration Statement on Form S-1, File #333-44931, and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998.


2.  Initial Public Offering

On April 2, 1998, the Company completed its 7.4 million share initial public offering (the "Offering"), including 4.2 million shares of $.01 par value common stock ("Common Stock") sold by the Company. The Offering raised approximately $76.7 million for the Company after deducting underwriting discounts, commissions and expenses. The Company used the proceeds and available cash to repay the existing debt (see Note 4).


3.  Acquisition of Cleary Gull Reiland & McDevitt Inc.

On April 16, 1998, the Company closed into escrow and funded its previously announced acquisition of Cleary Gull, a privately-held investment banking, institutional brokerage and investment advisory firm headquartered in Milwaukee, Wisconsin. The acquisition was completed on May 1, 1998 after appropriate notification was made to the New York Stock Exchange and was accounted for under the purchase method of accounting. The consolidated financial statements include the results of Cleary Gull's operations from the date of acquisition. The purchase price was $24.9 million which included 889,878 shares of the Company's Common Stock valued at $17.8 million (valued at a price equal to the initial public offering price) and $4.4 million in cash.In addition, stock options to purchase shares of Cleary Gull capital stock with a value of $2.7 million have been converted into options to purchase the Company's Common Stock. The excess of the purchase price over the estimated fair value of net assets acquired was $12.5 million and is being amortized over 15 years using the straight-line method of amortization. The Company has also granted new options to Cleary Gull employees to purchase up to an additional 239,250 shares of the Company's Common Stock with an exercise price equal to the initial public offering price.

4.  Notes Payable to Banks

In 1996, the Company entered into a revolving credit agreement (the "Credit Agreement") with certain participating banks and borrowed $85 million. Borrowings under the Credit Agreement were $77.5 million and $80.0 million at March 31, 1998 and December 31, 1997, respectively. The balance outstanding under the Credit Agreement was repaid in full on April 7, 1998 with the Company's net proceeds from the Offering and available cash. The consolidated statements of income include an extraordinary item of $1.2 million resulting from the write-off of capitalized debt costs related to the Credit Agreement.

5.  Net Capital Requirements

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

Under a clearing arrangement with Wexford Clearing Services Corporation ("Wexford"), Tucker Anthony, Sutro and Cleary Gull are required to maintain certain minimum levels of net capital and comply with other financial ratio requirements. At June 30, 1998, Tucker Anthony, Sutro and Cleary Gull were in compliance with all such requirements.

Tucker Anthony is a registered broker and dealer. At June 30, 1998, Tucker Anthony had net capital of approximately $41.1 million which was $40.1 million in excess of the $1.0 million amount required to be maintained at that date.

Sutro is a registered broker and dealer. At June 30, 1998, Sutro had net capital of approximately $12.3 million which was $11.3 million in excess of the $1.0 million amount required to be maintained at that date.

Cleary Gull is a registered broker and dealer. At June 30, 1998, Cleary Gull had net capital of approximately $3.0 million which was $2.4 million in excess of the $0.6 million amount required to be maintained at that date.

Freedom Trust Company ("FTC") is a subsidiary of Freedom Capital and is a limited purpose trust company. Pursuant to state regulations, FTC is required to meet and maintain certain capital minimums and ratios. At June 30, 1998, FTC's regulatory capital, as defined, was $1.4 million and FTC was in compliance with all such requirements.

6.  Commitments and Contingencies

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

The Company has outstanding underwriting agreements and when-issued contracts which commit it to purchase securities at specified future dates and prices. The Company presells such issues to manage risk exposure related to these off-balance sheet commitments. Subsequent to June 30, 1998, such transactions settled at no loss.

7.  Earnings Per Share

The Company computes its earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") 128 "Earnings Per Share." The following table sets forth the computation for basic and diluted earnings per share
(in thousands, except per share amounts):


                                      Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                        1998      1997        1998     1997
                                        ----      ----        ----     ----
Numerator

Net income before extraordinary item   $ 7,635  $ 2,918      $12,664  $ 6,411
Extraordinary item                       1,276      -          1,276      -
                                         -----    -----       ------    -----
Net income after extraordinary item    $ 6,359  $ 2,918      $11,388  $ 6,411

Denominator

Weighted average shares outstanding     19,792   14,244       17,322   14,273
Dilutive effect of:
   Stock options and other
   exercisable shares                    1,398      220        1,156      172
                                        ------   ------       ------   ------
Adjusted weighted average
  shares outstanding                    21,190   14,464       18,478   14,445



Basic earnings per share before
  extraordinary item                   $  0.39  $  0.20      $ 0.73   $  0.45
Less: Extraordinary item                 (0.07)      -        (0.07)       -
                                          ----     ----        ----      ----
Basic earnings per share after
  extraordinary item                   $  0.32  $  0.20      $ 0.66   $  0.45


Diluted earnings per share before
  extraordinary item                   $  0.36  $  0.20      $ 0.69   $  0.44
Less: Extraordinary item                 (0.06)      -        (0.07)       -
                                          ----     ----        ----      ----
Diluted earnings per share after
  extraordinary item                   $  0.30  $  0.20      $ 0.62   $  0.44


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

Equity Participation of Employees

In connection with the April Offering, employees sold no shares of the Company's common stock and purchased their entire allocation of 335,000 shares. As of June 30, 1998, the Company's employees, including senior management and investment executives, owned in excess of 31% of the Company's outstanding Common Stock. Management believes that significant employee ownership has resulted in progressively higher levels of employee motivation, confidence and commitment.

Incentive equity programs have been established pursuant to which employees have acquired or may acquire additional equity of the Company, which when added to shares previously owned would result in employees owning approximately 45% of the shares of Common Stock outstanding.

Components of Revenues and Expenses

Revenues. Commission revenues include retail and institutional commissions received by the Company as an agent in securities transactions, including all exchange listed, over-the-counter agency, mutual fund, insurance and annuity transactions. Principal transactions revenues include gains and losses from the trading of securities by the Company as principal including principal sales credits and dividends. Investment banking revenues include selling concessions, underwriting fees and management fees received from the underwriting of corporate or municipal securities as well as fees earned from providing merger and acquisition and other financial advisory services. Asset management revenues include fees generated from providing investment advisory and portfolio management services to institutional and high net worth investors. Other revenues primarily consist of transaction fees, retirement plan revenue and third party correspondent clearing fees. Interest income primarily consists of interest earned on margin loans made to customers, securities purchased under agreements to resell and fixed income securities held in the Company's trading accounts. Net revenues equal total revenues less interest expense. Interest expense includes interest paid under its Wexford financing arrangement and on bank borrowings, securities sold under agreements to repurchase, fixed asset financing and cash balances in customer accounts.

Expenses. Compensation and benefits expense includes sales, trading and incentive compensation, which are primarily variable based on revenue production and/or business unit profit contribution, and salaries, payroll taxes and employee benefits which are relatively fixed in nature. Incentive compensation, including bonuses for eligible employees, is accrued proratably throughout the year based on actual or estimated annual amounts. Brokerage and clearance expense includes the cost of securities clearance, floor brokerage and exchange fees. Communications expense includes service charges for telecommunications, news and market data services. Occupancy and equipment expense includes rent and operating expenses for facilities, expenditures for repairs and maintenance, and depreciation and amortization of furniture, fixtures, business equipment, computer equipment and leasehold improvements. Promotional expense includes travel, entertainment and advertising. Other expenses include general and administrative expenses, including professional services, litigation expenses, goodwill amortization, data processing and other miscellaneous expenses. Acquisition interest expense represents the interest expense incurred under the Credit Agreement.

Results of Operations

The following table compares second quarter results (dollars in millions) between 1998 and 1997:


                                  Three Months         Period to Period       Percentage of
                                 Ended June 30,       Increase/(Decrease)      Net Revenues
                                  1998    1997          Amount   Percent       2Q98   2Q97
                                  ----    ----          ------   -------       ----   ----
Revenues:
  Commissions	                  $	48.2   $	37.6         $ 10.6     	28	         40     44
  Principal transactions         	25.7    	22.6           	3.1      14        	 21 	   26
  Investment banking	            	32.0 	   12.4 	         19.6 	   158 	        26 	   15
  Asset management		               6.1 	    4.7 	          1.4 	    30 	         5 	    5
  Other			                         4.2 		   3.0 		         1.2 		   38 		        4 		   4
                                 -----    -----          -----     ---         ---    ---
     Total operating revenues 		 116.2    	80.3 	         35.9 	    45 	        96 	   94
  Interest income	 		             12.6 		  10.7		          1.9		    18 		       10 		  13
                                 -----    -----          -----     ---         ---    ---
     Total revenues	             128.8 	   91.0 	         37.8 	    42	        106 	  107
  Interest expense	              		7.0		    5.9		          1.1		    20		         6		    7
                                 -----    -----          -----     ---         ---    ---
     Net revenues		              121.8    	85.1	          36.7	     43	        100	   100

Non-interest expenses:
  Compensation and benefits		     79.9	    55.3	          24.6 	    45	         66	    65
  Occupancy and equipment		        7.0	     6.3 	          0.7	     10	          6	     7
  Communications		                 4.9	     4.4	           0.5	     13           4	     5
  Brokerage and clearance		        3.4	     2.9	           0.5	     17	          3  	   3
  Promotional		                    3.8	     2.4	           1.4     	57          	3	     3
  Other		                         	9.5	    	7.3	          	2.2	    	30	          7   		 9
                                 -----    -----          -----     ---         ---    ---
     Total non-interest expenses 108.5    	78.6	          29.9	     38	         89	    92
Operating pre-tax income	       		13.3	    	6.5	          	6.8    	103	         11	     8
Acquisition interest expense    			0.1    		1.5	         	(1.4)	  	(92)		        -      2
                                 -----    -----          -----     ---         ---    ---
Income before income taxes      		13.2	     5.0	           8.2	    163	         11	     6
Income taxes		                    	5.6    		2.1 	         	3.5	   	164		         5		    3
                                 -----    -----          -----     ---         ---    ---
Net income before
  extraordinary item	              7.6	     2.9	           4.7 	  	162       		  6    	 3
Extraordinary item (net of tax)	  	1.2	    	 -            	1.2		   100	     	    1      -
                                 -----    -----          -----     ---         ---    ---
Net income	                     $ 	6.4   $ 	2.9         $ 	3.5    	118    		     5      3
                                 =====    =====          =====     ===         ===    ===


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

The Company achieved record operating results in the three months ended June 30, 1998. When compared with the same period in 1997, revenues increased in all of the Company's operating subsidiaries and total non-interest expenses declined as a percentage of net revenues. Net income increased $3.5 million or 118% to $6.4 million in the 1998 quarter from net income of $2.9 million in the comparable 1997 period even after deducting an after-tax extraordinary item of $1.2 million in 1998. The extraordinary item was related to the write-off of capitalized debt costs resulting from the early retirement of $77 million in debt with the proceeds from the Company's initial public offering in April. Management believes that these financial results are attributable to three principal factors. First, favorable conditions which generally continued to prevail in the industry reflecting investor optimism had a significant impact on the Company's retail brokerage businesses. Second, the Company's renewed focus on its equity capital markets groups and the favorable industry environment for corporate finance and underwriting activities resulted in increased investment banking revenues. Third, the Company also benefited in the second quarter of 1998 from the first-time inclusion of financial results of Cleary Gull, the acquisition of which was closed during the second quarter.

Total operating revenues increased $35.9 million or 45% to $116.2 million in the three months ended June 30, 1998 from $80.3 million in the quarter ended
June 30, 1997. Net revenues, including the effect of interest income and interest expense, other than Acquisition interest expense, increased $36.7 million or 43% to $121.8 million in the three months ended June 30, 1998 versus $85.1 million in the comparable period in 1997.

Commission revenues increased $10.6 million or 28% to $48.2 million in the three months ended June 30, 1998 from $37.6 million in the three months ended
June 30, 1997, primarily due to a higher level of market activity, an increase in the number of investment executives and improvements in retail productivity per investment executive.

Principal transactions revenues increased $3.1 million or 14% to $25.7 million in the three months ended June 30, 1998 from $22.6 million in the three months ended June 30, 1997, mainly due to higher risk arbitrage and fixed income trading profits. The increase over last year was also impacted by the absence in the second quarter 1998 of a mortgage-backed securities trading loss of $1.1 million experienced by the Company in the second quarter of 1997.

Investment banking revenues increased $19.6 million or 158% to $32.0 million in the three months ended June 30, 1998 from $12.4 million in the three months ended June 30, 1997. The increase reflected higher revenues from mergers and acquisitions activity as well as higher fees from public offerings. During the second quarter 1998, the Company managed or co-managed 14 equity deals raising $900 million for clients versus 9 deals and $400 million in the comparable 1997 period.

Asset management revenues increased $1.4 million or 30% to $6.1 million in the three months ended June 30, 1998 from $4.7 million in the three months ended June 30, 1997 reflecting overall growth in assets under management which reached more than $6.2 billion by the end of the 1998 second quarter.

Other income increased $1.2 million or 38% to $4.2 million in the three months ended June 30, 1998 from $3.0 million in the three months ended June 30, 1997. This increase resulted primarily from portfolio investment gains during the quarter, partially offset by the mid-1997 expiration of a contract with a Hancock subsidiary under which the Company recovered mutual fund sales charges.

Interest income increased $1.9 million or 18% to $12.6 million in the three months ended June 30, 1998 from $10.7 million in the three months ended
June 30, 1997, due primarily to the combination of higher interest income on customer margin balances and greater stock borrow activity. Interest expense, excluding those expenses associated with financing the Acquisition, increased $1.1 million or 20% to $7.0 million in the three months ended June 30, 1998 from $5.9 million in the three months ended June 30, 1997, primarily reflecting higher average inventory balances.

Operating pre-tax margin increased to 11% in the second quarter of 1998 up from 8% in the same period last year. The Company's focus on cost optimization continued to yield benefits in the second quarter of 1998. The Company experienced a non-compensation expense growth rate of 23% over the second quarter of 1997 compared with net revenue growth of over 43% in the same period.

Compensation and benefits expense increased $24.6 million or 45% to $79.9 million in the three months ended June 30, 1998 from $55.3 million in the three months ended June 30, 1997, primarily due to increased incentive and production-related compensation attributable to higher revenues. Compensation and benefits as a percentage of net revenues increased to 66% in the second quarter of 1998 from 65% in the comparable period in 1997, in part due to aggressive new hiring in our retail and equity capital markets groups.

All other operating expenses increased an aggregate of $5.3 million or 23% to $28.6 million in the three months ended June 30, 1998 from $23.3 million in the three months ended June 30, 1997. All other operating expenses as a percentage of net revenues declined to 23% in the three months ended June 30, 1998 from 27% in the three months ended June 30, 1997. Promotional expenses increased $1.4 million or 57% to $3.8 million in the second quarter of 1998 from $2.4 million in the comparable 1997 period primarily due to REIT and healthcare research conferences hosted by the Company during 1998 as well as higher advertising, business development and recruiting-related travel expenses.
Other expenses, which includes recruiting fees, professional fees, information systems expenses, printing charges and postage expenses increased $2.2 million or 30% to $9.5 million in the three months ended June 30, 1998 from $7.3 million in the three months ended June 30, 1997.

The Company's income tax provisions for the three months ended June 30, 1998 and the three months ended June 30, 1997 were $5.6 million and $2.1 million, respectively, which represented a 42% effective tax rate in each period.

The following table compares the first half results (dollars in millions) between 1998 and 1997:


                                   Six Months          Peiord to Period          Percentage of
                                  Ended June 30,      Increase/(Decrease)         Net Revenues
                                   1998    1997        Amount   Percent           1998   1997
                                   ----    ----        ------   -------           ----   ----
Revenues:
  Commissions	                   $	94.5    $	77.7       $ 16.8    	 22	            43 	    46
  Principal transactions   		      50.9 	    44.6	         6.3 	    14 	           23 	    26
  Investment banking	   	          45.8	     22.0	        23.8 	   108 	           21 	    13
  Asset management   		            11.9	      9.5	         2.4 	    25 	            5 	     6
  Other			                          6.9		     6.4        		0.5 		    7 		           3 		    4
                                  -----     -----        -----     ---            ---     ---
     Total operating revenues   		210.0	    160.2	        49.8 	    31 	           95  	   95
  Interest income			               25.8		    21.2		        4.6 		   22 		          11 		   12
                                  -----     -----        -----     ---            ---     ---
     Total revenues		             235.8	    181.4        	54.4	     30	           106 	   107
  Interest expense	   		           14.0		    11.8		        2.2		    19		            6 		    7
                                  -----     -----        -----     ---            ---     ---
     Net revenues   		            221.8	    169.6	        52.2	     31	           100 	   100

Non-interest expenses:
  Compensation and benefits	      146.4	    109.7	        36.7     	33	            66 	    65
  Occupancy and equipment		        13.1	     12.9 	        0.2	      2	             6 	     8
  Communications		                  9.0	      8.6	         0.4	      6	             4 	     5
  Brokerage and clearance	   	      6.2	      5.6	         0.6	     10	             3 	     3
  Promotional	                     	6.5	      4.5	         2.0	     45	             3 	     3
  Other			                         17.3		    14.2		        3.1		    22		            7 		    8
                                  -----     -----        -----     ---            ---     ---
     Total non-interest expenses		198.5    	155.5 	       43.0	     28	            89 	    92
Operating pre-tax income		        	23.3	    	14.1 		       9.2	     65	            11 	     8
Acquisition interest expense			     1.5		     3.0		       (1.5)		  (51)		           1 		    2
                                  -----     -----        -----     ---            ---     ---
Income before income taxes		       21.8	     11.1	        10.7	     97 	           10 	     6
Income taxes			                     9.2		     4.7	        	4.5		    96		            4  		   2
                                  -----     -----        -----     ---            ---     ---
Net income before
  extraordinary item		             12.6	      6.4	         6.2		    98    		        6     		4
Extraordinary item (net of tax)		   1.2		      - 	         1.2		   100		            1 		    -
                                  -----     -----        -----     ---            ---     ---
Net income	                      $	11.4    $ 	6.4       $ 	5.0	    	78        		    5     		4
                                  =====     =====        =====     ===            ===     ===



Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

The Company experienced strong operating results in the first six months of 1998 compared to the first six months of 1997. Revenues increased in all of the Company's operating subsidiaries and total non-interest expenses declined as a percentage of net revenues. Net income increased $5.0 million or 78% to $11.4 million in the first half of 1998 from net income of $6.4 million in the comparable 1997 period, even after deducting the after-tax extraordinary item of $1.2 million in the 1998 period.

Total operating revenues increased $49.8 million or 31% to $210.0 million in the six months ended June 30, 1998 from $160.2 million in the same period in 1997. Net revenues increased $52.2 million or 31% in the 1998 period compared with 1997.

Commission revenues increased $16.8 million or 22% to $94.5 million in the first six months of 1998 from $77.7 million in the first six months of 1997, due to increased volume in the Company's retail businesses, reflecting a higher level of market activity, a greater number of investment executives and increased average production per retail investment executive. During the first half of 1998, the Company added 57 new investment executives averaging over $450 thousand of annualized production which is above the Company's existing overall average retail production levels.

Principal transactions revenues increased $6.3 million or 14% to $50.9 million in the first half of 1998 from $44.6 million in the comparable 1997 period primarily due to higher risk arbitrage and fixed income trading profits in 1998. In addition, the first half 1997 trading results were negatively impacted by a mortgage-backed securities trading loss of $1.3 million.

The Company had strong investment banking results in the first half of 1998 evidenced by an increase in revenues of $23.8 million or 108% to $45.8 million from $22.0 million in the first half of 1997. The improved investment banking revenues resulted from higher public offering fees and increased fees from merger and acquisition activities.

Asset management revenues increased $2.4 million or 25% to $11.9 million in the first six months of 1998 from $9.5 million in the first six months of 1997. This revenue increase reflected the overall growth in assets under management, which resulted from both new money added to the funds as well as asset appreciation arising from equity market performance.

Interest income increased $4.6 million or 22% to $25.8 million in the first six months of 1998 from $21.2 million in the first six months of 1997, due primarily to the combination of higher interest income on customer margin balances and greater stock borrow activity. Interest expense, excluding those expenses associated with financing the Acquisition, increased $2.2 million or 19% to $14.0 million in the first half of 1998 from $11.8 million in the comparable 1997 period mainly reflecting higher average inventory balances.

In 1998 the Company has shown considerable improvement in overall productivity, as well as expense management, evidenced by the increase in operating pre-tax margin to 11% in the first half of 1998 from 8% in the first half of 1997. On the expense side, total non-interest expenses increased $43.0 million or 28% to $198.5 million in the first half of 1998 from $155.5 million in the comparable 1997 period primarily due to higher compensation expenses. The Company experienced a lower non-compensation expense growth rate of 14% compared to net revenue growth of 31% in 1998 versus the first six months of 1997.

Compensation and benefits expense increased $36.7 million or 33% to $146.4 million in the six months ended June 30, 1998 from $109.7 million in the same period in 1997, primarily due to increased incentive and production-related compensation attributable to higher revenues. Compensation and benefits as a percentage of net revenues increased to 66% in the first six months of 1998 compared to 65% the first six months of 1997 reflecting aggressive new hiring in our retail and equity capital markets groups and provisions for non-cash compensation related to employee stock purchases.

All other operating expenses increased an aggregate of $6.3 million or 14% to $52.1 million for the first six months of 1998 from $45.8 million in the first six months of 1997. In addition, all other operating expenses as a percentage of net revenues declined to 23% in 1998 from 27% in 1997. Promotional expenses increased $2.0 million or 45% to $6.5 million in the first half of 1998 from $4.5 million in the comparable 1997 period due to increased spending on research conferences, advertising, business development and travel in 1998. Other expenses increased $3.1 million or 22% to $17.3 million for the six months ended June 30, 1998 from $14.2 million in the comparable 1997 period.

The Company's income tax provisions for the six months ended June 30, 1998 and 1997 were $9.2 million and $4.7 million, respectively, which represented a 42% effective tax rate in each six month period.

Liquidity and Capital Resources

The Company receives dividends, interest on loans and other payments from its subsidiaries which are the Company's primary source of funds to pay expenses, service debt and pay dividends. Distributions and interest payments to the Company from its registered broker-dealer subsidiaries, which are expected to be the Company's primary sources of liquidity, are restricted as to amounts which may be paid by applicable law and regulations. The Net Capital Rules are the primary regulatory restrictions regarding capital resources
(See Note 5 of the financial statements). The Company's rights to participate in the assets of any subsidiary are also subject to prior claims of the subsidiary's creditors, including customers of the broker-dealer subsidiaries.

On April 2, 1998, the Company completed a 7,400,000 share Offering of its Common Stock, including 4,200,000 shares sold by the Company.

Borrowings under the Credit Agreement were repaid in full with the net proceeds of the Offering to the Company, leaving the Company with $19.1 million of indebtedness under a fixed asset credit facility secured by the Company's fixed assets.

The assets of the Company's primary operating subsidiaries are highly liquid with the majority of such assets consisting of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of customer business. Collateralized receivables consist mainly of securities purchased under agreements to resell which are secured by U.S. government and agency securities. A relatively small percentage of total assets is fixed or held for a period of longer than one year.

The majority of the subsidiaries' assets are financed through Wexford, by securities sold under repurchase agreements and by securities sold, not yet purchased. The Company's principal source of short-term financing is based on its clearing arrangement with Wexford under which the Company can borrow on an uncommitted collateralized basis against its proprietary inventory positions. This financing generally is obtained from Wexford at rates based upon prevailing market conditions. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings.

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

In addition to normal operating requirements, capital is required to satisfy financing and regulatory requirements on securities inventories and investment banking commitments. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated capital needs of the subsidiaries. Management believes that existing capital funds provided from operations, the current credit arrangements with Wexford and unutilized credit facilities from banks will be sufficient to finance the operating subsidiaries' ongoing businesses.

Cash Flows

Cash and cash equivalents at June 30, 1998 and 1997 totaled $9.4 million and $9.8 million, respectively. For the six months ended June 30, 1998, funds generated from operating activities of $5.3 million, including net income of $11.4 million, along with available cash were used primarily for purchases of fixed assets and the Cleary Gull acquisition.

Net proceeds of approximately $76.7 million from the sale of 4,200,000 shares of Common Stock in the Offering on April 2, 1998 and available cash were used to repay the full amount of existing bank debt under the Credit Agreement.

Net cash from operating activities decreased $0.3 million in the six months ended June 30, 1998 compared with the same period in 1997.

Year 2000 Compliance

The securities industry is, to a significant extent, technologically driven and dependent. In addition to internally utilized technological applications, the Company's financial services businesses are materially dependent upon the performance of exchanges, market centers, counterparties, customers and vendors (collectively "the Company's material third parties") who, in turn, may be heavily reliant on technological applications. In sum, the securities industry is pervasively interdependent with each "link of the chain" strengthened or weakened by the quality and performance of its attendant information and embedded technology.

The Company is aware that the Year 2000 provides potential problems with the programming code in existing computer systems. The "Year 2000 problem" is extensive and complex as virtually every computer operation will be affected to some degree by the change of the two digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

The failure or faulty performance of computer systems could potentially have a far ranging impact on the Company's businesses such as a diminution in its ability to (a) ascertain information vital to strategic decision making by both the Company and its customers; (b) perform interest rate and pricing calculations; (c) execute and settle proprietary and customer transactions;
(d) undertake regulatory surveillance and risk management; (e) maintain accurate books and records and provide timely reports; (f) maintain appropriate internal financial operation and accounting; and (g) access credit facilities for both the Company and its customers. Accordingly it is necessary for the Company, to the extent reasonably practicable, to identify the internal computer systems and software which are likely to have a critical impact on its operations, make an assessment of its Year 2000 readiness and modify or replace information and embedded technology as needed. In addition, the Company must make a Year 2000 readiness assessment for the Company's material third parties.

In the fourth quarter of 1995, the Company began to strategically assess the need for renovation, replacement or retirement of all business applications. This assessment was coincident with the conversion of the Company's principal broker-dealer subsidiaries to clear securities transactions through Wexford Clearing Services Corporation ("Wexford"), an unaffiliated broker-dealer. During the first half of 1996, in connection with the conversion to Wexford, a substantial portion of all application and vendor code were modified to be Year 2000 compliant and these changes were tested and verified in 1998 to be materially effective.

Although Wexford is the contracting party for the provision of clearing services, it in fact delivers those services through the operations of its guaranteeing parent company, Prudential Securities Incorporated ("Prudential"), a leading registered broker and dealer. Consequently, it is the readiness of Prudential that is critical when assessing the Year 2000 compliance of the clearing and operations capacity of the Company's active broker-dealer subsidiaries. Prudential has been assessed, by internal industry standards established by the Securities Industry Association, to be within the top tier of Year 2000 readiness. In recent industry-wide testing conducted by the Securities Industry Association, in which Prudential took part, Prudential and other participants were able to input transactions and send them to the appropriate markets for execution, confirmation and clearance under simulated Year 2000 conditions.

Additionally, the Company has assessed the state of readiness of all known technologically oriented service vendors and believes, based on letters of certification, that the vast majority of these vendors are Year 2000 compliant with the remainder expected to be compliant by December 1998. This determination does not mean that the vast majority of the Company's material third parties pose no Year 2000 risk to the Company. First, the Company is relying in large measure on these parties' assessments of their readiness. Second, there are several vendors, which account for a substantial portion of the Company's mission critical operations, which may be partially or largely, but not fully, Year 2000 compliant. Finally, certain critical third parties, such as exchanges, clearing houses, depositories and other service vendors have no direct functional contact with the Company (as they operate directly with Wexford) but may impact the Company's operations.

At this juncture the Company is in the process of establishing a strategic plan for the remainder of its Year 2000 remediation efforts which would include (1) identification, modification and testing of any remaining non-compliant Year 2000 code; (2) identification, inventory, assessment and, if necessary, modification of internal ad hoc systems or applications that may be material to the Company's operations; (3) with the exception of counterparties and customers, documentation of the assessment of the readiness of the Company's material third parties; and (4) a timetable for completion of the plan. The Company intends to complete its written plan by December 1998 while concomitantly proceeding to assess, and taking measures to enhance, Year 2000 readiness. To date, the Company's Year 2000 costs have been minimal. The
Company believes that, going forward, it will incur Year 2000 costs of approximately $500,000 which will be funded out of its working capital. Provided there is an absence of unanticipated critical events, the Company does not expect Year 2000 costs to have a material effect on its operating results, financial condition or cash flows.

At this stage the Company has not developed any Year 2000 contingency plans because of the following reasons: (1) the Company has substantially modified, to the extent it can ascertain the problem, most mission critical code and embedded technology; (2) the Company's vendors have represented that they are either currently Year 2000 compliant or will become so by the second quarter of 1999; (3) there are no alternatives in the event the exchanges or other market centers fail to perform; and (4) the Company believes it is highly likely that the factors which may prevent a particular clearing firm from performing would similarly affect all other clearing firms which would either preclude the availability of alternative clearing service providers or overwhelm the resources of surviving alternative clearing service providers. In other words, the Year 2000 presents a problem which is not likely to be susceptible to remediation at a future date if it is not fixed in advance. The Company will, however, continue to consider the viability of a contingency plan.

The Company is cautiously optimistic about its current state of readiness and its ability to make any further necessary modifications to internal systems in time for the Year 2000. The Company also believes that its major third party service provider, Prudential, has undertaken a systematic approach to the Year 2000 problem and will complete its plan which is designed to achieve a state of readiness. However, there are factors outside the control of the Company which make certainty impossible such as: (1) the inability to assess the readiness of market counterparties and customers; (2) the inability to achieve assurance as to any material third parties' representations of readiness; (3) the global exposure of material third parties to Year 2000 problems outside the

United States which have a "knock-on" effect within the domestic securities markets and operations; and (4) the limitations in anticipating all aspects of a problem with which there is no prior historical experience. The presence of any or all of these and other factors may well have a material adverse effect on the Company's businesses, operating results, financial condition and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not Yet Applicable


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries are parties to various legal proceedings which are of an ordinary or routine nature incidental to the operations of the Company and its subsidiaries. As of June 30, 1998, there were 39 lawsuits and arbitrations pending against the Company and its subsidiaries. The Company believes that it has adequately reserved for such litigation matters and that they will not have a material adverse effect on the Company's financial condition or results of operations.


Item 2. Changes in Securities and Use of Proceeds

(c) Unregistered Securities:

During the period covered by this report, the Company issued 6,882 shares upon exercise of employee stock options in transactions which were exempt as private placements under section 4(2) of the Securities Act. The Company received
$ 34,596 as proceeds from the exercise of the employee stock options.

During the period covered by this report, the Company issued an aggregate of 889,878 shares of Common Stock to the former owners of Cleary Gull to acquire their firm in a private placement transaction exempt under section 4(2) of the Securities Act.

Additionally, the Company issued 876 shares of Common Stock to John Hancock Subsidiaries, Inc. pursuant to the Additional Share Agreement.

(d) Initial Public Offering:

As previously reported, the effective date of the Form S-1, SEC File
No. 333-44931, Registration Statement, registering 7,400,000 shares (4,200,000 primary shares) of Common Stock of the Company, was April 1, 1998. The date of commencement of the offering of such registered shares was April 2, 1998. The Company received the proceeds from the sale of primary shares. The managing underwriters in the offering were Donaldson, Lufkin & Jenrette Securities Corporation, Credit Suisse First Boston, Sutro and Tucker Anthony.

Information concerning the registered shares as of the date of this report is set forth below:


Title of Security:	            		Common Stock
Amount Registered:			               7,400,000
Aggregate Price of the
   Offering Amount Registered:	 	$148,000,000
Amount Sold by the Company:		       4,200,000
Aggregate Offering Price of
   Amount Sold by the Company: 	 $ 84,000,000



The expenses incurred by the Company in connection with the issuance and distribution of the registered shares were as follows:

Underwriting Discounts and Commissions:	 	$5,670,000
Other Expenses:					                       1,596,000
                                           ---------
 Total 					                              $7,266,000

All of the expenses listed above were direct or indirect payments to others and not payments to directors, officers, affiliates (except in the case of Tucker Anthony and Sutro) or 10% stockholders (or their associates) of the Company. The amount of net offering proceeds to the Company after the total expenses listed above was approximately $76,734,000. The Company used the proceeds and available cash to repay $77,500,000 million of existing debt on April 7, 1998 and none of such payments were made to directors, officers, affiliates or 10% stockholders (or their associates) of the Company.

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

Cleary Gull Acquisition

As part of its growth strategy, the Company acquired, during the second quarter through a merger with a wholly owned subsidiary of the Company, the regional investment banking firm of Cleary Gull, headquartered in Milwaukee, Wisconsin, pursuant to an Agreement and Plan of Merger dated March 9, 1998 (the "Merger"). The consideration paid in the Merger was a combination of 889,878 shares of the Company's Common Stock with a value (valued at a price equal to the Offering price in the Company's initial public offering) of $17.8 million and $4.4 million in cash. In addition, stock options to purchase shares of Cleary Gull capital stock with a value of $2.7 million have been converted into options to purchase the Company's Common Stock. The Company committed to register for resale the Company's shares issued in connection with the Merger pursuant to a shelf registration statement. The Company agreed to use its best efforts to cause the registration statement to become effective on or about 180 days following the closing date of the Offering. The Company has entered into employment agreements with Cleary Gull's senior management that became effective upon consummation of the Merger.

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

              		11   Computation of Earnings Per Share
                27   Financial Data Schedule

(b) Reports on Form 8-K - The company filed no reports on Form 8-K during the quarter ended June 30,1998.

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                FREEDOM SECURITIES CORPORATION
                                                        (REGISTRANT)


DATE:  AUGUST 14, 1998	                        BY:	/s/	JOHN H. GOLDSMITH
                                                   --------------------------
			                                                    JOHN H. GOLDSMITH
			                                                    CHAIRMAN AND
                                                       CHIEF EXECUTIVE OFFICER



DATE:  AUGUST 14, 1998	                        BY:	/s/	WILLIAM C. DENNIS, JR.
                                                   --------------------------
			                                                    WILLIAM C. DENNIS, JR.
			                                                    CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX
                                  -------------


      ITEM NO.               DESCRIPTION                   SEQUENTIAL PAGE NO.
      --------               -----------                   -------------------
         11          Computation of Earnings Per Share              20

         27          Financial Data Schedule                        21