Form 10-Q
period 1998-09-30
FREEDOM SECURITIES CORP /DE/
filed 1998-11-16
CIK 1029267

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q

(Mark One)


  X
------ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
       1998 OR


------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________


Commission File Number             1-13993
                                   -------



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



Registrant's telephone number, including area code: (617)725-2000


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
    ---         ---

As of November 12, 1998, the Company has 20,101,369 shares of common stock outstanding.

                            TABLE OF CONTENTS
                            -----------------

PART I.       FINANCIAL INFORMATION                                   Page
-------       ---------------------                                   ----
Item 1.       Financial Statements

              Consolidated Statements of Financial Condition -
              September 30, 1998 and December 31, 1997                  3

              Consolidated Statements of Income - Three and nine
              months ended September 30, 1998 and 1997                  4

              Consolidated Statements of Cash Flows - Nine months
              ended September 30, 1998 and 1997                         5

              Notes to Consolidated Financial Statements                6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       9

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk                                              16

PART II.      OTHER INFORMATION
--------      -----------------

Item 1.       Legal Proceedings                                        16

Item 2.       Changes in Securities and Use of Proceeds                16

Item 3.       Defaults Upon Senior Securities                          17

Item 4.       Submission of Matters to a Vote of Security Holders      17

Item 5.       Exhibits and Reports on Form 8-K                         17

SIGNATURES                                                             18

EXHIBIT INDEX                                                          19

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements



                          FREEDOM SECURITIES CORPORATION
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (Dollars in thousands, except share and per share data)


                                               September 30,    December 31,
                                                   1998             1997
                                                (unaudited)
                                               -------------    ------------

ASSETS
Cash and cash equivalents                      $  11,844         $  12,936
Receivables from brokers, dealers and others     109,976            74,314
Securities purchased under agreements to resell   94,600           113,335
Securities owned, at market                      221,380           423,522
Fixed assets, net of accumulated depreciation
  and amortization                                19,140            20,464
Goodwill, net of accumulated amortization         35,614            24,861
Exchange memberships, owned at cost                5,939             5,939
Deferred taxes                                     9,616             9,263
Prepaid expenses                                   3,222             2,641
Other assets                                      54,552            40,312
                                                 -------           -------
   Total assets                                $ 565,883         $ 727,587
                                                 =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payables to brokers, dealers and others        $  79,797         $  59,062
Securities sold under agreements to repurchase    28,029               -
Securities sold, not yet purchased, at market    116,416           354,565
Accrued compensation and benefits                 62,648            65,653
Accounts payable and accrued expenses             42,860            44,535
Notes payable to banks                            17,929           101,446
                                                 -------           -------
   Total liabilities                             347,679           625,261
                                                 -------           -------

Stockholders' equity:
Common stock (60,000,000 shares authorized,
  20,107,960 and 14,840,627 shares issued in
  1998 and 1997, respectively, $.01 par value)       201               147
Additional paid-in-capital                       181,307            83,654
Retained earnings                                 36,696            19,438
Subscribed stock (136,532 shares in 1997)            -                (913)
                                                 -------           -------
   Total stockholders' equity                    218,204           102,326
                                                 -------           -------
   Total liabilities and stockholders' equity  $ 565,883         $ 727,587
                                                 =======           =======


See accompanying notes.

                          FREEDOM SECURITIES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
               (Dollars and shares in thousands, except per share data)


                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                        1998      1997       1998      1997
                                        ----      ----       ----      ----
Revenues
  Commissions                         $ 48,665  $ 45,948    $143,147 $123,638
  Principal transactions                18,087    28,553      69,030   73,123
  Investment banking                    15,473    15,018      61,232   37,003
  Asset management                       6,857     5,115      18,748   14,655
  Other                                  4,358     2,952      11,261    9,397
                                       -------   -------     -------  -------
    Total operating revenues            93,440    97,586     303,418  257,816
  Interest income                       12,825    10,989      38,695   32,125
                                       -------   -------     -------  -------
    Total revenues                     106,265   108,575     342,113  289,941
  Interest expense                       6,420     4,996      20,466   16,785
                                       -------   -------     -------  -------
    Net revenues                        99,845   103,579     321,647  273,156

Non-interest expenses
  Compensation and benefits             62,991    68,196     209,328  177,933
  Occupancy and equipment                7,159     6,378      20,288   19,218
  Communications                         4,925     4,385      13,968   12,936
  Brokerage and clearance                3,193     2,872       9,369    8,490
  Promotional                            3,386     2,783       9,870    7,255
  Other                                  7,546     6,956      24,865   21,199
                                       -------   -------     -------  -------
    Total non-interest expenses         89,200    91,570     287,688  247,031

Operating pre-tax income                10,645    12,009      33,959   26,125
Acquisition interest expense                23     1,545       1,503    4,578
                                       -------   -------     -------  -------
Income before income taxes              10,622    10,464      32,456   21,547
Income taxes                             3,952     4,497      13,122    9,169
                                       -------   -------     -------  -------
Net income before extraordinary item     6,670     5,967      19,334   12,378
Extraordinary item (net of
  applicable taxes of $922)                -         -         1,276      -
                                       -------   -------     -------  -------
Net income after extraordinary item   $  6,670  $  5,967    $ 18,058 $ 12,378
                                       =======   =======     =======  =======

Net income per share:

 Basic before extraordinary item      $   0.33  $   0.42    $   1.06 $   0.87
 Basic after extraordinary item       $   0.33  $   0.42    $   0.99 $   0.87
 Diluted before extraordinary item    $   0.32  $   0.41    $   1.00 $   0.85
 Diluted after extraordinary item     $   0.32  $   0.41    $   0.94 $   0.85

Cash dividends declared per share     $   0.04  $    -      $   0.08 $    -

Weighted average common shares
  outstanding:

    Basic                               20,029    14,217      18,228   14,255
    Diluted                             20,978    14,652      19,268   14,514



See accompanying notes.

                          FREEDOM SECURITIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (Dollars in thousands)


                                                             Nine Months Ended
                                                               September 30,
                                                              1998       1997
                                                              ----       ----
Cash flows from operating activities
Net income                                                  $  18,058   $  12,378
Adjustments to reconcile net income to net
  cash from operating activities:
    Depreciation                                                3,754       3,726
    Amortization                                                3,632       3,547
    Non-cash compensation                                         590         266
    Extraordinary item; write-off of capitalized debt costs     2,198         -
Changes in assets and liabilities, net of purchase for
 Cleary Gull
    (Increase) decrease in operating assets:
       Receivables from brokers, dealers and others           (29,425)     20,551
       Securities purchased under agreements to resell         20,239     (32,243)
       Securities owned, at market                            206,212    (141,880)
       Deferred taxes                                            (353)       (831)
       Prepaid expenses                                          (581)        213
       Other assets                                           (11,192)     (1,246)
    Increase (decrease) in operating liabilities:
       Payables to brokers, dealers and others                 20,735     (15,945)
       Securities sold under agreements to repurchase          28,029     (31,572)
       Securities sold, not yet purchased, at market         (241,171)    189,995
       Accrued compensation and benefits                       (5,667)      2,534
       Accounts payable and accrued expenses                   (3,569)      1,069
                                                              -------     -------
Net cash from operating activities                             11,489      10,562

Cash flows from investing activities
Purchases of ixed assets                                       (3,058)     (1,394)
Proceeds from sale of fixed assets                                -           711
Payment for Cleary Gull, net of cash acquired                  (2,910)        -
                                                              -------     -------
Net cash used in investing activities                          (5,968)       (683)

Cash flows from financing activities
Proceeds from sale of common stock, net                         1,963         -
Proceeds from initial public offering, net                     75,741         -
Purchases of treasury stock                                       -          (511)
Payment of dividends                                             (800)        -
Repayment of notes payables to banks                          (83,517)     (5,747)
                                                              -------     -------
Net cash used in financing activities                          (6,613)     (6,258)

Increase (decrease) in cash and cash equivalents               (1,092)      3,621
Cash and cash equivalents, beginning of period                 12,936       7,248
                                                              -------     -------
Cash and cash equivalents, end of period                    $  11,844   $  10,869
                                                              =======     =======

Supplemental disclosure of cash flow information
Cash paid for:
   Income taxes                                             $   9,163   $   8,358
   Interest                                                 $  21,495   $  21,341




See accompanying notes.

                          FREEDOM SECURITIES CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                  (UNAUDITED)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The information included in this Form 10-Q should be read in conjunction with the Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations sections and the 1997 financial statements and notes thereto included in the Company's Registration Statement on Form S-1, File #333-62857, and the Company's Quarterly Reports on Forms 10-Q for the periods ended March 31, 1998 and June 30, 1998.


2.  Initial Public Offering

On April 2, 1998, the Company completed its intial public offering of 7.4 million shares plus an over-allotment of 1.1 million shares (the "Offering"), including 4.2 million shares of $.01 par value common stock ("Common Stock") sold by the Company. The Offering raised approximately $75.7 million for the
Company after deducting underwriting discounts, commissions and expenses.   The
Company used the proceeds and available cash to repay existing debt (see Note
4).

3.  Acquisition of Cleary Gull Reiland & McDevitt Inc.

On April 16, 1998, the Company closed into escrow and funded its acquisition of Cleary Gull, a privately-held investment banking, institutional brokerage and
investment advisory firm headquartered in Milwaukee, Wisconsin.   The
acquisition was completed on May 1, 1998 after appropriate notification was made to the New York Stock Exchange and was accounted for under the purchase method of accounting. The consolidated financial statements include the results of Cleary Gull's operations from the date of acquisition. The purchase price was $24.9 million which included 889,878 shares of the Company's Common Stock valued at $17.8 million (valued at a price equal to the initial public offering price) and $4.4 million in cash. In addition, stock options to purchase shares of Cleary Gull capital stock with a value of $2.7 million were converted into options to purchase the Company's Common Stock. The excess of the purchase price over the estimated fair value of net assets acquired was $12.5 million and is being amortized over 15 years using the straight-line method of amortization.

4.  Notes Payable to Banks

In 1996, the Company entered into a revolving credit agreement (the "Credit Agreement") with certain participating banks and borrowed $85 million. The balance outstanding under the Credit Agreement of $77.5 million was repaid in full on April 7, 1998 with the Company's net proceeds from the Offering and available cash. The consolidated statement of income for the nine months ended September 30, 1998 includes an extraordinary item of $1.2 million resulting from the write-off of capitalized debt costs related to the Credit Agreement.
In August 1998, the Company entered into a new revolving credit agreement whereby participating banks have made commitments totaling $50 million. Under the new credit agreement, the Company has the option to borrow at the federal funds rate or the eurodollar rate (each plus applicable margin as defined, ranging from 0.50% to 0.75% based on a calculated leverage ratio) or the agent's base rate. Borrowings under the new credit agreement may be prepaid without penalty and the agreement matures on August 21, 2001. Additionally, the Company must pay a quarterly commitment fee for the new credit facility calculated at 0.15% per year on the unused facility. The Company did not have any borrowings under the new credit agreement at September 30, 1998.

The Company also maintains through two of its subsidiaries, a fixed asset credit facility with an outstanding balance of $17.9 million at September 30, 1998.

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

Under a clearing arrangement with Wexford Clearing Services Corporation ("Wexford"), Tucker Anthony, Sutro and Cleary Gull are required to maintain certain minimum levels of net capital and comply with other financial ratio requirements. At September 30, 1998, Tucker Anthony, Sutro and Cleary Gull were in compliance with all such requirements.

Tucker Anthony is a registered broker and dealer. At September 30, 1998, Tucker Anthony had net capital of approximately $51.8 million which was $50.8 million in excess of the $1.0 million amount required to be maintained at that date.

Sutro is a registered broker and dealer. At September 30, 1998, Sutro had net capital of approximately $15.7 million which was $14.7 million in excess of the $1.0 million amount required to be maintained at that date.

Cleary Gull is a registered broker and dealer. At September 30, 1998, Cleary Gull had net capital of approximately $4.9 million which was $4.3 million in excess of the $0.6 million amount required to be maintained at that date.

Freedom Trust Company ("FTC") is a subsidiary of Freedom Capital and is a limited purpose trust company. Pursuant to state regulations, FTC is required to meet and maintain certain capital minimums and ratios.

At September 30, 1998, FTC's regulatory capital, as defined, was $1.3 million and FTC was in compliance with all such requirements.


6.  Commitments and Contingencies

The Company leases office space and various types of equipment under noncancelable leases generally varying from one to ten years, with certain renewal options for like terms.

The Company has been named as defendant in a number of civil actions and arbitrations primarily relating to its broker-dealer activities. The Company is also involved, from time to time, in proceedings with, and investigations by, governmental agencies and self regulatory organizations. While the ultimate outcome of litigation involving the Company cannot be predicted with certainty, management believes it has meritorious defenses to all such actions and intends to defend each of these vigorously.

While there can be no assurance that such actions, proceedings, investigations and litigation will not have a material adverse effect on the financial results of operations of the Company in any future period, it is the opinion of management that the resolution of any such actions, proceedings, investigations and litigation will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

The Company has outstanding underwriting agreements and when-issued contracts which commit it to purchase securities at specified future dates and prices. The Company presells such issues to manage risk exposure related to these off-balance sheet commitments. Subsequent to September 30, 1998, such transactions settled at no loss.


7.  Earnings Per Share

The Company computes its earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") 128 "Earnings Per Share." The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):


                                                     Three Months Ended     Nine Months Ended
                                                        September 30,          September 30,
                                                       1998      1997         1998       1997
                                                       ----      ----         ----       ----
Numerator
---------
Net income before extraordinary item                 $ 6,670    $ 5,967     $19,334    $12,378
Extraordinary item                                       -          -         1,276        -
                                                       -----      -----      ------     ------
Net income after extraordinary item                  $ 6,670    $ 5,967     $18,058    $12,378

Denominator
-----------
Weighted average shares oustanding                    20,029     14,217      18,228     14,255
Dilutive effect of:
  Stock options and other exercisable shares             949        435       1,040        259
                                                      ------     ------      ------     ------
Adjusted weighted average shares outstanding          20,978     14,652      19,268     14,514

Basic earnings per share before extraordinary item   $  0.33    $  0.42     $  1.06    $  0.87
Less: Extraordinary item                                 -          -          0.07        -
                                                      ------     ------      ------     ------
Basic earnings per share after extraordinary item    $  0.33    $  0.42     $  0.99    $  0.87


Diluted earnings per share before extraordinary item $  0.32    $  0.41     $  1.00    $  0.85
Less: Extraordinary item                                 -          -          0.06        -
                                                      ------     ------      ------     ------
Diluted earnings per share after extraordinary item  $  0.32    $  0.41     $  0.94    $  0.85


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

Business Environment

The Company's retail securities brokerage activities, as well as its investment banking, investment advisory, institutional sales and trading and equity research services, are highly competitive and subject to various risks including volatile trading markets and fluctuations in the volume of market activity. These markets are affected by general economic and market conditions, including fluctuations in interest rates, volume and price levels of securities and flows of investor funds into and out of mutual funds and pension plans and by factors that apply to particular industries such as technological advances
and changes in the regulatory environment. Until August 1998,   a favorable
economic environment contributed to a significant increase in activity in the equity markets in the United States. In August and September 1998, conditions in the financial markets were extremely turbulent resulting in a difficult operating environment for the third quarter, particularly in trading and investment banking activities. The Company's financial results have been and may continue to be subject to fluctuations due to these and other factors. Consequently, the results of operations for a particular period may not be indicative of results to be expected for other periods.

Equity Participation of Employees

In connection with the April Offering, employees sold no shares of the Company's common stock and purchased their entire allocation of 335,000 shares. As of September 30, 1998, the Company's employees, including senior management and investment executives, owned approximately 32% of the Company's outstanding Common Stock, excluding shares purchased in the open market. Management believes that significant employee ownership has resulted in progressively higher levels of employee motivation, confidence and commitment.

Incentive equity programs have been established pursuant to which employees have acquired or may acquire additional equity of the Company, which when added to shares previously owned would result in employees owning approximately 45% of the shares of Common Stock outstanding.

Components of Revenues and Expenses

Revenues. Commission revenues include retail and institutional commissions received by the Company as an agent in securities transactions, including all exchange listed, over-the-counter agency, mutual fund, insurance and annuity transactions. Principal transactions revenues include principal sales credits and dividends as well as gains and losses from the trading of securities by the
Company as principal.   Investment banking revenues include selling
concessions, underwriting fees and management fees received from the underwriting of corporate or municipal securities as well as fees earned from providing merger and acquisition and other financial advisory services. Asset management revenues include fees generated from providing investment advisory and portfolio management services to institutional and high net worth investors. Other revenues primarily consist of transaction fees, retirement plan revenue and third party correspondent clearing fees. Interest income primarily consists of interest earned on margin loans made to customers, securities purchased under agreements to resell and fixed income securities held in the Company's trading accounts. Net revenues equal total revenues less interest expense. Interest expense includes interest paid under its Wexford financing arrangement and on bank borrowings, securities sold under agreements to repurchase, fixed asset financing and cash balances in customer accounts.

Expenses. Compensation and benefits expense includes sales, trading and incentive compensation, which are primarily variable based on revenue production and/or business unit profit contribution, and salaries, payroll taxes and employee benefits which are relatively fixed in nature. Incentive compensation, including bonuses for eligible employees, is accrued proratably throughout the year based on actual or estimated annual amounts. Brokerage and clearance expense includes the cost of securities clearance, floor brokerage and exchange fees. Communications expense includes service charges for telecommunications, news and market data services. Occupancy and equipment expense includes rent and operating expenses for facilities, expenditures for repairs and maintenance, and depreciation and amortization of furniture, fixtures, business equipment, computer equipment and leasehold improvements. Promotional expense includes travel, entertainment and advertising. Other expenses include general and administrative expenses, including professional services, litigation expenses, goodwill amortization, data processing and other miscellaneous expenses. Acquisition interest expense represents the interest expense incurred under the previous Credit Agreement, the balance of which was repaid with proceeds from the Company's initial public offering.

Results of Operations

The following table compares third quarter results (dollars in millions) between 1998 and 1997:


                                   Three Months Ended         Period to Period         Percentage of
                                      September 30,          Increase/(Decrease)       Net Revenues
                                    1998       1997          Amount      Percent       3Q98    3Q97
                                    ----       ----          ------      -------       ----    ----
Revenues:
  Commissions                      $48.7      $45.9          $  2.8         6           49      44
  Principal transactions            18.1       28.6           (10.5)      (37)          18      28
  Investment banking                15.4       15.0             0.4         3           15      14
  Asset Management                   6.9        5.1             1.8        34            7       5
  Other                              4.3        3.0             1.3        48            4       3
                                   -----       ----            ----                    ---     ---
    Total operating revenues        93.4       97.6            (4.2)       (4)          93      94
  Interest Income                   12.8       11.0             1.8        17           13      11
                                   -----       ----            ----                    ---     ---
    Total revenues                 106.2      108.6            (2.4)       (2)         106     105
  Interest expense                   6.4        5.0             1.4        29            6       5
                                   -----      -----            ----                    ---     ---
    Net revenues                    99.8      103.6            (3.8)       (4)         100     100

Non-interest expenses:
  Compensation and benefits         63.0       68.2            (5.2)       (8)          63      66
  Occupancy and equipment            7.2        6.4             0.8        12            7       6
  Communications                     4.9        4.4             0.5        12            5       4
  Brokerage and clearance            3.2        2.9             0.3        11            3       3
  Promotional                        3.4        2.8             0.6        22            3       2
  Other                              7.5        6.9             0.6         8            8       7
                                   -----      -----            ----                    ---     ---
    Total non-interest expenses     89.2       91.6            (2.4)       (3)          89      88

Operating pre-tax income            10.6       12.0            (1.4)      (11)          11      12
Acquisition interest expense         0.0        1.5            (1.5)      (99)           0       2
                                   -----      -----            ----                    ---     ---
Income before income taxes          10.6       10.5             0.1         2           11      10
Income taxes                         3.9        4.5            (0.6)      (12)           4       4
                                   -----      -----            ----                    ---     ---
Net Income                         $ 6.7      $ 6.0          $  0.7        12            7       6
                                   =====      =====            ====                    ===     ===



Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Despite a difficult operating environment in the 1998 third quarter, net income rose 12% to $6.7 million compared with $6.0 million in the prior year's quarter. The overall improvement in third quarter financial results was attributable to several factors. First, the Company's cost structure enabled management to control expenses, particularly compensation and benefits. Additionally, the early retirement of debt in April 1998 resulted in a decline in acquisition interest expense of $1.5 million in the 1998 third quarter compared to prior year's quarter. Lastly, the Company continued to benefit in the third quarter of 1998 compared to the same period last year due to the inclusion of Cleary Gull's financial results.

Earnings per common share (diluted) were $0.32 for the 1998 third quarter compared to $0.41 for the 1997 third quarter in spite of a 12% increase in net income. Earnings per common share in 1998 were significantly impacted by the increase in the number of shares outstanding following the Company's initial public offering and acquisition of Cleary Gull in 1998. Earnings per share (diluted) on a pro forma basis, adjusted to reflect the public offering, repayment of debt and the Cleary Gull acquisition as if they had occurred at the beginning of 1997, would result in essentially no change in earnings per share quarter versus quarter.

Total operating revenues decreased $4.2 million or 4% to $93.4 million for the three months ended September 30, 1998 from $97.6 million for the quarter ended September 30, 1997. Net revenues, including the effect of interest income and interest expense, other than acquisition interest expense, decreased $3.8 million or 4% to $99.8 million for the three months ended September 30, 1998 versus $103.6 million in the comparable period in 1997.

Commission revenues grew 6 % in the quarter ended September 30, 1998 to $48.7 million from the comparable period of 1997 mainly due to strong institutional sales and penetration into new markets, particularly in the Midwest.

Principal transactions revenues were $18.1 million, down 37% from $28.6 million in the 1997 third quarter. The Company's arbitrage trading activities, consisting of merger and acquisition and convertible arbitrage, generated net losses of approximately $2.5 million during the quarter due to unusually volatile financial markets in August and September. Additionally, while fixed income and over-the-counter trading activities were profitable during the quarter, revenues from these activities were lower than last year and contributed to the overall decline in principal transactions revenues.

Investment banking revenues increased 3% to $15.4 million for the three months ended September 30, 1998 compared to $15.0 million in the 1997 third quarter primarily due to higher advisory fees. These revenue increases were partially offset by declines in public offering fees due to an industry wide slowdown in public offerings during the third quarter.

Asset management revenues reached a record $6.9 million, up 34% for the three months ended September 30, 1998 from $5.1 million for the three months ended September 30, 1997 reflecting overall growth in assets under management which reached more than $6.8 billion by the end of the 1998 third quarter.

Other income increased $1.3 million or 48% to $4.3 million compared to $3.0 million in the 1997 third quarter in part due to higher transfer agent fees in 1998.

Interest income increased $1.8 million or 17% to $12.8 million for the three months ended September 30, 1998 from $11.0 million for the three months ended September 30, 1997, due primarily to the combination of higher interest income on customer margin balances and greater stock borrow activity. Interest expense, excluding those expenses associated with financing the Acquisition, increased $1.4 million or 29% to $6.4 million for the three months ended September 30, 1998 from $5.0 million for the three months ended September 30, 1997, primarily reflecting the cost of financing increased customer margin balances.

Compensation and benefits expense decreased $5.2 million or 8% to $63.0 million for the three months ended September 30, 1998 from $68.2 million for the three months ended September 30, 1997, primarily due to decreased incentive compensation accruals resulting in part from lower year-to-date trading results, and modifications to existing employee compensation programs as a result of the Company's change from private to public ownership.

All other operating expenses increased an aggregate of $2.8 million or 12% to $26.2 million for the three months ended September 30, 1998 of which approximately $1.9 million reflects the inclusion of operating expenses for Cleary Gull not included in 1997.

The Company's income tax provision was $3.9 million for the third quarter of 1998 compared to $4.5 million for the third quarter of 1997. The effective tax rate was 37% for the third quarter of 1998 down from 43% for the third quarter of 1997 reflecting an increase in book income not subject to tax.

The following table compares the first nine months results (dollars in millions) between 1998 and 1997:


                                   Nine Months Ended         Period to Period         Percentage of
                                      September 30,          Increase/(Decrease)       Net Revenues
                                    1998       1997          Amount      Percent       1998    1997
                                    ----       ----          ------      -------       ----    ----
Revenues:
  Commissions                     $143.1     $123.6          $ 19.5        16           44      45
  Principal transactions            69.0       73.1            (4.1)       (6)          21      27
  Investment banking                61.2       37.0            24.2        65           19      14
  Asset Management                  18.8       14.7             4.1        28            6       5
  Other                             11.3        9.4             1.9        20            4       3
                                   -----       ----            ----                    ---     ---
    Total operating revenues       303.4      257.8            45.6        18           94      94
  Interest Income                   38.7       32.1             6.6        20           12      12
                                   -----       ----            ----                    ---     ---
    Total revenues                 342.1      289.9            52.2        18          106     106
  Interest expense                  20.5       16.8             3.7        22            6       6
                                   -----      -----            ----                    ---     ---
    Net revenues                   321.6      273.1            48.5        18          100     100

Non-interest expenses:
  Compensation and benefits        209.3      177.9            31.4        18           65      65
  Occupancy and equipment           20.3       19.2             1.1         6            6       7
  Communications                    14.0       12.9             1.1         8            4       5
  Brokerage and clearance            9.4        8.5             0.9        10            3       3
  Promotional                        9.9        7.3             2.6        36            3       2
  Other                             24.8       21.2             3.6        17            8       8
                                   -----      -----            ----                    ---     ---
    Total non-interest expenses    287.7      247.0            40.7        16           89      90

Operating pre-tax income            33.9       26.1             7.8        30           11      10
Acquisition interest expense         1.5        4.6            (3.1)      (67)           1       2
                                   -----      -----            ----                    ---     ---
Income before income taxes          32.4       21.5            10.9        51           10       8
Income taxes                        13.1        9.1             4.0        43            4       3
                                   -----      -----            ----                    ---     ---
Net Income before extraordinary
  item                              19.3       12.4             6.9        56            6       5
Extraordinary item                   1.2        0.0             1.2       100            0       0
                                   -----      -----            ----                    ---     ---
Net income after extraordinary
  item                            $ 18.1     $ 12.4          $  5.7        46            6       5
                                   =====      =====            ====                    ===     ===

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997.

The Company achieved record operating results for the first nine months of 1998 compared to the first nine months of 1997. Net income was $18.1 million, up $5.7 million or 46% for the first nine months of 1998 versus net income of $12.4 million in the comparable 1997 period, even after deducting the after-tax extraordinary item of $1.2 million in the 1998 period.

Earnings per common share (diluted) before extraordinary item were $1.00 for the nine months ended September 30, 1998 compared to $0.85 for the same 1997 period. Earnings per common share in 1998 were significantly impacted by the increase in the number of shares outstanding following the Company's initial public offering and acquisition of Cleary Gull in 1998. Earnings per share (diluted) on a pro forma basis, adjusted to reflect the public offering, repayment of debt and the Cleary Gull acquisition as if they had occurred at the beginning of 1997, would result in a year over year improvement in earnings per share of $0.24 versus the $0.15 improvement actually reported.

Total operating revenues increased $45.6 million or 18% to $303.4 million in the nine months ended September 30, 1998 from $257.8 million in the same period in 1997. Net revenues increased $48.5 million or 18% in the 1998 period compared with 1997.

Commission revenues increased $19.5 million or 16% to $143.1 million in the first nine months of 1998 from $123.6 million for the first nine months of 1997, due to higher institutional sales as well as increased volume in the Company's retail businesses, resulting from a greater number of investment executives and higher average production per retail investment executive.

Principal transactions revenues declined $4.1 million or 6% to $69.0 million in the first nine months of 1998 from $73.1 million in the comparable 1997 period. The decrease in revenues is primarily due to lower over-the-counter and arbitrage trading revenues which were adversely impacted by turbulent financial market conditions in the 1998 third quarter.

Investment banking revenues increased $24.2 million or 65% to $61.2 million in the first nine months of 1998 from $37.0 million for the first nine months of 1997. The improvement in investment banking revenues resulted from higher public offering revenues during the first six months of the year and increased fees from advisory and merger and acquisition activities during 1998.

Asset management revenues grew $4.1 million or 28% to $18.8 million in the first nine months of 1998 from $14.7 million in the first nine months of 1997. This revenue increase reflected the overall growth in assets under management, which resulted from both new money added to the funds as well as asset appreciation arising from equity market performance.

Interest income increased $6.6 million or 20% to $38.7 million in the first nine months of 1998 from $32.1 million in the first nine months of 1997, due primarily to the combination of higher interest income on customer margin balances and greater stock borrow activity. Interest expense, excluding those expenses associated with financing the Acquisition, increased $3.7 million or 22% to $20.5 million for the first nine months of 1998 from $16.8 million in the comparable 1997 period mainly reflecting the financing of higher average inventory balances.

Compensation and benefits expense increased $31.4 million or 18% to $209.3 million for the nine months ended September 30, 1998 from $177.9 million in the same period in 1997, primarily due to increased incentive and production-related compensation attributable to higher revenues. Compensation and benefits as a percentage of net revenues were 65% for the first nine months of both 1998 and 1997.

All other operating expenses increased an aggregate of $9.3 million or 13% to $78.4 million for the first nine months of 1998 from $69.1 million for the first nine months of 1997. In addition, all other operating expenses as a percentage of net revenues declined to 24% in 1998 from 25% in 1997.
Promotional expenses increased $2.6 million or 36% to $9.9 million for the first nine months of 1998 from $7.3 million in the comparable 1997 period due to increased spending on research conferences, advertising, business development and travel in 1998. Other expenses increased $3.6 million or 17% to $24.8 million for the nine months ended September 30, 1998 from $21.2 million in the comparable 1997 period.

The Company's income tax provisions for the nine months ended September 30, 1998 and 1997 were $13.1 million and $9.1 million, respectively. The effective tax rate was 40% for the nine months of 1998 were down from 42% for the nine months of 1997 reflecting an increase in book income not subject to tax.

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

On April 2, 1998, the Company completed the offering of its Common Stock of 7,400,000 shares plus an over allotment of 1,110,000 shares, including 4,200,000 shares sold by the Company.

Borrowings under the Credit Agreement were repaid in full with the net proceeds of the Offering to the Company, leaving the Company with $17.9 million of indebtedness under a fixed asset credit facility secured by the Company's fixed assets. In August 1998, the Company entered into a new revolving credit agreement whereby participating banks have made commitments totaling $50 million. Under the new credit agreement, the Company has the option to borrow at the federal funds rate or the eurodollar rate (each plus applicable margin as defined, ranging from 0.50% to 0.75% based on a calculated leverage ratio) or the agent's base rate. Borrowings under the new credit agreement may be prepaid without penalty and the agreement matures on August 21, 2001. Additionally, the Company must pay a quarterly commitment fee for the new credit facility calculated at 0.15% per year on the unused facility. The Company did not have any borrowings under the new agreement at September 30, 1998.

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

In addition to normal operating requirements, capital is required to satisfy financing and regulatory requirements on securities inventories and investment banking commitments. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated capital needs of the subsidiaries. Management believes that existing capital funds provided from operations, the current credit arrangements with Wexford and the unutilized credit facility from participating banks will be sufficient to finance the operating subsidiaries' ongoing businesses.

In September 1998, the Board of Directors approved a stock repurchase program that permits the Company to purchase at its discretion up to five percent of
its common stock outstanding or approximately one million shares.   The Company
will fund the buyback from internal sources or its existing borrowing facility and will use the shares for issuance of stock under employee stock option plans or retain the shares as treasury shares. As of September 30, 1998, the Company had not repurchased any shares.

Cash Flows

Cash and cash equivalents at September 30, 1998 and 1997 totaled $11.8 million and $10.9 million, respectively. For the nine months ended September 30, 1998, funds generated from operating activities of $11.5 million, including net income of $18.1 million, along with available cash were used primarily for purchases of fixed assets, repayment of debt and the Cleary Gull acquisition.

Net proceeds of approximately $75.7 million from the sale of 4,200,000 shares of Common Stock in the Offering on April 2, 1998 and available cash were used to repay the full amount of existing bank debt under the Credit Agreement.

Year 2000 Compliance

The securities industry is, to a significant extent, technologically driven and dependent. In addition to internally utilized technological applications, the Company's businesses are materially dependent upon the performance of exchanges, market centers, counterparties, customers and vendors (collectively "the Company's material third parties") who, in turn, may be heavily reliant on technological applications. In sum, the securities industry is pervasively interdependent with each "link of the chain" strengthened or weakened by the quality and performance of its attendant information and embedded technology.

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

The failure or faulty performance of computer systems could potentially have a far ranging impact on the Company's businesses such as a diminution in its ability to (a) ascertain information vital to strategic decision making by both the Company and its customers; (b) perform interest rate and pricing calculations; (c) execute and settle proprietary and customer transactions; (d) undertake regulatory surveillance and risk management; (e) maintain accurate books and records and provide timely reports; (f) maintain appropriate internal financial operations and accounting; and (g) access credit facilities for both the Company and its customers. Accordingly it is necessary for the Company, to the extent reasonably practicable, to identify the internal computer systems and software which are likely to have a critical impact on its operations, make an assessment of its Year 2000 readiness and modify or replace information and embedded technology as needed. In addition, the Company must make a Year 2000 readiness assessment for the Company's material third parties.

In the fourth quarter of 1995, the Company began to strategically assess the need for renovation, replacement or retirement of all business applications. This assessment was coincident with the conversion of the Company's principal broker-dealer subsidiaries to clear securities transactions through Wexford Clearing Services Corporation ("Wexford"), an unaffiliated broker-dealer. During the first half of 1996, in connection with the conversion to Wexford, a substantial portion of all application and vendor code were modified to be Year 2000 compliant and these changes were tested and verified in 1998 to be materially effective. The Company continues to test the remainder of application and vendor code in order to ensure that it is Year 2000 compliant.

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

At this juncture the Company is in the process of establishing a strategic plan for the remainder of its Year 2000 remediation efforts which would include (1) identification, modification and testing of any remaining non-
compliant Year 2000 code; (2) identification, inventory, assessment and, if necessary, modification of internal ad hoc systems or applications that may be material to the Company's operations; (3) with the exception of counterparties and customers, documentation of the assessment of the readiness of the Company's material third parties; and (4) a timetable for completion of the plan. The Company intends to complete its written plan by December 1998 while concomitantly proceeding to assess, and taking measures to enhance, Year 2000
readiness.   Specifically, the Company intends to test the Year 2000 readiness of its major vendor for market data and undertake certain disaster recovery simulations of its systems before the end of 1998. To date, the Company's Year 2000 costs have been minimal. The Company believes that, going forward, it will incur Year 2000 costs of approximately $500,000 which will be funded out of its working capital. Provided there is an absence of unanticipated critical events, the Company does not expect Year 2000 costs to have a material effect on its operating results, financial condition or cash flows.

At this stage the Company has not developed any Year 2000 contingency plans because of the following reasons: (1) the Company has substantially modified, to the extent it can ascertain the problem, most mission critical code and embedded technology; (2) the Company's vendors have represented that they are either currently Year 2000 compliant or will become so by the second quarter of 1999; (3) there are no alternatives in the event the exchanges or other market centers fail to perform; and (4) the Company believes it is highly likely that the factors which may prevent a particular clearing firm from performing would similarly affect all other clearing firms which would either preclude the availability of alternative clearing service providers or overwhelm the resources of surviving alternative clearing services providers. In other words, the Year 2000 presents a problem which is not likely to be susceptible to remediation at a future date if it is not fixed in advance. The Company will, however, continue to consider the viability of a contingency plan.

The Company is cautiously optimistic about its current state of readiness and its ability to make any further necessary modifications to internal systems in time for the Year 2000. The Company also believes that its major third party service provider, Prudential, has undertaken a systematic approach to the Year 2000 problem and will complete its plan which is designed to achieve a state of readiness. However, there are factors outside the control of the Company which make certainty impossible such as: (1) the inability to assess the readiness of market counterparties and customers; (2) the inability to achieve assurance as to any material third parties' representations of readiness; (3) the global exposure of material third parties to Year 2000 problems outside the United States which have a "knock-on" effect within the domestic securities markets and operations; and (4) the limitations in anticipating all aspects of a problem with which there is no prior historical experience . The presence of any or all of these and other factors may well have a material adverse effect on the Company's businesses, operating results, financial condition and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Yet Applicable


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of business, the Company and its' subsidiaries are named as defendants in various legal proceedings and litigation primarily relating to its broker-dealer activities. The Company believes that it has adequately reserved for such legal proceedings and litigation matters and that they will not have a material adverse effect on the Company's financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

(c) Unregistered Securities:

During the 1998 third quarter, the Company issued 114,646 shares upon exercise of employee stock options in transactions, which were exempt as private placements under section 4(2) of the Securities Act. The Company received $614,311 as proceeds from the exercise of the employee stock options.

Additionally, the Company issued 5,731 shares of Common Stock during the 1998 third quarter in a private placement transaction exempt under section 4(2) of the Securities Act to John Hancock Subsidiaries, Inc. pursuant to the Additional Share Agreement entered into in connection with the Acquisition.

(d) Initial Public Offering:

The effective date of the Form S-1, SEC File No. 333-44931, Registration Statement, registering 7,400,000 shares (4,200,000 primary shares) of Common Stock of the Company, plus an over-allotment of 1,110,000 shares, was April 1, 1998. The date of commencement of the offering of such registered shares was April 2, 1998. The Company received the proceeds from the sale of primary shares. The managing underwriters in the offering were Donaldson, Lufkin & Jenrette Securities Corporation, Credit Suisse First Boston, Sutro and Tucker Anthony.

The updated information concerning the registered shares as of the date of this report is set forth below:

Title of Security:                      Common Stock
Amount Registered:                         8,510,000
Aggregate Price of the
   Offering Amount Registered:          $170,200,000
Amount Sold by the Company:                4,200,000
Aggregate Offering Price of
   Amount Sold by the Company:           $84,000,000

The expenses incurred by the Company in connection with the issuance and distribution of the registered shares were as follows:

Underwriting Discounts and Commissions:        $5,670,000
Other Expenses:                                 2,589,000
                                                ---------
Total                                          $8,259,000

All of the expenses listed above were direct or indirect payments to others and not payments to directors, officers, affiliates (except in the case of Tucker Anthony and Sutro) or 10% stockholders (or their associates) of the Company. The amount of net offering proceeds to the Company after the total expenses listed above was approximately $75,741,000. The Company used the proceeds and available cash to repay $77,500,000 million of existing debt on April 7, 1998 and none of such payments were made to directors, officers, affiliates or 10% stockholders (or their associates) of the Company.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Exhibits and Reports on Form 8-K

(a) Exhibits - The following exhibits are included herein or are incorporated by reference.

             11   Computation of Earnings Per Share
             27   Financial Data Schedule


(b) Reports on Form 8-K - The company filed no reports on Form 8-K during the quarter ended September 30, 1998.

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



                                                 FREEDOM SECURITIES CORPORATION
                                                          (REGISTRANT)


DATE:  NOVEMBER 16, 1998                       BY: /s/JOHN H. GOLDSMITH
                                        ---------------------------------------
                                                      JOHN H. GOLDSMITH
                                                      CHAIRMAN AND CHIEF
                                                      EXECUTIVE OFFICER



DATE:  NOVEMBER 16, 1998                       BY: /s/WILLIAM C. DENNIS, JR.
                                        --------------------------------------
                                                      WILLIAM C. DENNIS, JR.
                                                      CHIEF FINANCIAL OFFICER

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