Form 10-K
period 1998-12-31
FREEDOM SECURITIES CORP /DE/
filed 1999-03-31
CIK 1029267

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
     PERIOD FROM                   TO

                       COMMISSION FILE NUMBER: 001-13993
                            ------------------------

                         FREEDOM SECURITIES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                    04-3335712
         (STATE OR OTHER JURISDICTION OF                       (IRS EMPLOYER
          INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

     ONE BEACON STREET, BOSTON, MASSACHUSETTS                      02108
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

                                 (617) 725-2000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

                TITLE OF CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
    Common Stock, par value $.01 per share         Common Stock, par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 1 1999, the registrant had 19,638,927 shares of common stock outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 1, 1999 was approximately $223,870,144 (based on the closing price on the New York Stock Exchange on that date).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the registrant's annual meeting of shareholders to be held June 10, 1999 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K, including without limitation "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A Quantitative and Qualitative Disclosures About Market Risk," contains or incorporates both historical and "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates", "believes", "expects", "intends", "future", and similar expressions identify forward-looking statements. Any such "forward-looking" statements in this report reflect the Company's current views with respect to future events and financial performance, and are subject to a variety of factors that could cause the actual results or performance to differ materially from historical results or from the anticipated results or performance expressed or implied by such forward-looking statements. Because of such factors, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the anticipated results. The risks and uncertainties that may affect the Company's business include, but are not limited to: volatility in the stock markets, economic conditions, governmental regulations, technological advances affecting the Company's industry, pricing and competition, retention of key personnel, the Company's relationship with its clearing agent, the communications and information systems of the Company and its business partners, the sufficiency of financial resources to sustain and expand the Company's operations, civil and enforcement liability related to operating in the securities industry, and other factors described elsewhere in this report and in prior filings with the Securities and Exchange Commission (the "Commission" or "SEC"). Readers should not place undue reliance on such forward-looking statements, which speak only as of the date hereof, and should be aware that except as may be otherwise legally required of the Company, the Company undertakes no obligation to publicly revise any such forward-looking statements to reflect events or circumstances that may arise after the date hereof.

COMPANY OVERVIEW

     Freedom Securities Corporation ("the Company" or "Freedom"), through its three brokerage subsidiaries, Tucker Anthony Incorporated ("Tucker Anthony"), Sutro & Co. Incorporated ("Sutro") and Cleary Gull & Reiland Inc. ("Cleary Gull"), and its asset management subsidiary, Freedom Capital Management Corporation ("Freedom Capital"), is a full-service, regionally focused retail brokerage and investment banking firm. The Company was formed in November 1996 to effect the acquisition (the "Acquisition") of Freedom Securities Holding Corporation (the "Predecessor Company") and its subsidiaries, including Tucker Anthony, Sutro, and Freedom Capital, from John Hancock Mutual Life Insurance Company ("Hancock"). The Acquisition was financed through purchases of equity securities by approximately 350 employees of the Company including senior management and investment executives as well as affiliates of Thomas H. Lee Company and SCP Private Equity Partners, L.P. and through borrowings under a credit facility.

     Tucker Anthony, headquartered in Boston and focused primarily in the northeastern United States, and Sutro, headquartered in San Francisco and focused primarily in the western United States, are both over 100 years old and have well established reputations in their respective regions. Cleary Gull, headquartered in Milwaukee and with operations in Chicago and Denver, was founded in 1987 and is an institutional capital markets, investment banking and investment management services firm with a national client base. Cleary Gull was acquired by the Company in the second quarter of 1998 and its acquisition was accounted for using the purchase method of accounting. The consolidated financial and other data included elsewhere in this report include the results of Cleary Gull's operations from the date of acquisition. Management believes that it can best serve the needs of these distinct regions through separate, locally managed organizations, while avoiding cost duplication by using shared clearing and support services. This approach enables the Company to capitalize on each organization's name recognition, historical areas of expertise and close community ties while lessening the Company's reliance on a single region's economy. Tucker Anthony, Sutro and Cleary Gull clear their securities transactions on a fully disclosed basis through Wexford Clearing Services Corporation

("Wexford" or "Clearing Broker"), a guaranteed wholly-owned subsidiary of Prudential Securities Incorporated ("Prudential").

     The Company believes that its primary strengths are (i) the experience and tenure of its investment executives, which have often led to long-term relationships with clients in their respective communities; (ii) its high level of employee commitment, evidenced by significant employee ownership in the Company; (iii) its personalized, service-oriented culture emphasizing responsiveness to client and regional market demands; (iv) its focus on emerging and middle-market companies in targeted industries in which the Company has specialized expertise or regional presence; and (v) its ability to manage and control operating costs through centralization of certain services and other cost effective solutions, including its clearing and processing arrangements with Wexford.

     The Company's three main areas of focus, described below, are (i) its full-service retail brokerage operations; (ii) its equity capital markets activities; and (iii) its asset management operations.

  Retail Operations

     The retail operations of Tucker Anthony and Sutro, conducted in 14 states and the District of Columbia, have together generated 51%, 58% and 58% of the Company's operating revenues in 1998, 1997 and 1996, respectively, and have historically represented the Company's core business. Management believes that such retail services will continue to be the Company's leading source of revenue for the foreseeable future. A large portion of the Company's revenues is generated from commissions or fees earned as a broker or dealer for individual clients in the purchase and/or sale of equity securities, fixed income securities, mutual funds, insurance products, options and U.S. government and municipal securities. As of December 31, 1998, Tucker Anthony had 480 investment executives located in 11 states and the District of Columbia, and Sutro had 245 investment executives located in 3 states.

     In its retail operations, the Company focuses on maintaining and developing strong client relationships through a dedicated community focus while providing the breadth and quality of services and products offered by national brokerage firms. Tucker Anthony and Sutro provide their retail clients with a broad range of services delivered in a personalized, service oriented manner. In addition to recommending and effecting transactions in securities, the Company makes available equity research reports prepared by Tucker Anthony, Sutro, Cleary Gull and other research analysts and offers services such as financial and tax planning, trust and estate advice to its retail clients. The Company believes that the personalized nature and range of services it provides to its retail clients is a key factor in the success of its retail brokerage businesses.

     As of December 31, 1998, retail customers had approximately $32 billion of assets in over 235,000 Tucker Anthony and Sutro brokerage accounts. Management believes that the experience of its 725 investment executives and their strong ties to their communities help differentiate the Company from its competitors and enable the Company to more effectively access and serve its clients. The Company's strategy of providing its investment executives with a high level of support and the flexibility to operate in an entrepreneurial manner has allowed the Company to recruit and retain highly effective, motivated investment executives, many of whom have significant tenure at their local branch offices. Management believes that Tucker Anthony and Sutro have been able to successfully recruit and retain investment executives for a number of reasons including a corporate culture which rewards performance, encourages employee ownership, and provides advanced technology, competitive payouts, no discount sharing and a service-driven rather than a product-driven environment.

     The Company intends to increase its commitment to customer service by providing its investment executives with advanced account information systems and flexibility in determining fee schedules for certain services based upon the level of customer needs, and by providing an array of one-stop investment and financial planning services. The Company plans to continue to improve the profitability of its retail operations primarily by hiring additional experienced and highly productive investment executives that are attracted to Tucker Anthony and Sutro by their entrepreneurial cultures, the high level of product offerings and technological support provided by the Company.

  Equity Capital Markets

     The Company's equity capital markets groups consist of equity research, investment banking, institutional sales, trading and syndication services. Each of Tucker Anthony, Sutro and Cleary Gull has historically demonstrated strengths in offering various investment banking services, including public offerings, merger and acquisition services and private placements, to its clients. The respective research and investment banking departments of Tucker Anthony, Sutro and Cleary Gull target emerging and middle-market companies within the industries in which they specialize, such as consumer products, healthcare, financial services, distribution and logistics, technology and business services industries. Within each of these industries, Tucker Anthony, Sutro and Cleary Gull have focused on various industry niches which each believes offers it the greatest opportunities. Each firm focuses its equity capital markets group on coordinating its research, institutional sales, corporate finance, trading and syndication functions. Management believes that its research will be a key factor in growing its equity capital markets activities. The Company's operating revenues from equity capital markets activities generated 22%, 17% and 16% of the Company's operating revenues in 1998, 1997 and 1996, respectively.

     Tucker Anthony, Sutro and Cleary Gull execute securities transactions for institutional investors such as banks, mutual funds, insurance companies and pension and profit-sharing plans. These investors normally purchase and sell securities in large quantities, which transactions require specialized marketing and trading expertise. In order to service these institutional accounts, the Company has established a network of institutional offices located in New York, Boston, San Francisco, Los Angeles, Milwaukee, Chicago, Denver and Washington, D.C.

     Institutional transactions are executed by the Company acting as agent or principal. The Company permits discounts from its commission schedule to its institutional customers. The size of such discounts varies with the size of particular transactions and other factors. The Company believes that it receives a significant portion of its institutional brokerage commissions as a consequence of its research advice and services regarding specific corporations and industries, its principal transactions business and its investment banking activities.

     The Company's investment banking and underwriting activities are performed by the corporate finance, public finance and syndicate departments of Tucker Anthony, Sutro and Cleary Gull. The corporate finance groups manage and underwrite public offerings of equity and, to a significantly lesser extent, debt securities, arrange private placements of equity and debt securities and provide financial advice in connection with mergers and acquisitions, divestitures and other corporate reorganizations and restructurings. The managed public equity offerings and merger and acquisition transactions of Tucker Anthony, Sutro and Cleary Gull are typically undertaken for emerging or middle-market companies in the consumer products, healthcare, financial services, distribution and logistics, technology and business services sectors or companies located in each firm's respective geographic region.

     Historically, the Company's merger and acquisition advisory business has been a significant component of the Company's investment banking revenues. The Company believes that it has a well established merger and acquisition advisory business and plans to capitalize on this strength by further building upon the equity capital markets groups of Tucker Anthony, Sutro and Cleary Gull.

     The syndicate departments coordinate the distribution of managed and co-managed corporate securities offerings and accept invitations to participate in underwritings managed by other investment banking firms.

     The Company, through certain subsidiaries and employee incentive arrangements, has from time to time in the past and may from time to time in the future participate as an equity investor in connection with specific transactions.

     The Company intends to continue to increase its equity capital markets activities by committing greater resources to and carefully focusing its research and investment banking coverage on geographical regions and industries which management believes offer the greatest opportunities. Management also believes that consolidations within the investment banking industry, as a whole, will offer enhanced opportunities for those firms which maintain their local and industry specific focus.

  Asset Management

     The Company provides investment advisory and portfolio management services to institutions, pension and endowment funds, money market funds, professional firms, individuals and trusts. The asset management business consists of Freedom Capital Management, Cleary Gull's Investment Management Services group and asset management business from Tucker Anthony and Sutro. As of December 31, 1998, total assets under management were over $9.0 billion. Asset management revenues in 1998 increased 38% over the prior year and have represented 11%, 10% and 10% of the Company's total operating revenues in 1998, 1997 and 1996, respectively.

     Freedom Capital, headquartered in Boston, was formed in 1930. Freedom Capital has developed a leading position in the management of public funds for Massachusetts municipalities and agencies, has developed an increasing presence in certain sectors of the union pension fund market and is growing its corporate funds management business. As with other aspects of the Company's business, Freedom Capital is focused on service and client communication. To foster active and attentive management, Freedom Capital limits the number of client relationships of each portfolio manager. This policy is intended to provide each portfolio manager with the time necessary to foster ongoing client relationships and the opportunity to discuss portfolio strategies with the client. Freedom Capital offers comprehensive client statements which include portfolio appraisals, performance analyses and statements of transactions. In addition, Freedom Capital provides its clients with economic commentary and investment letters on a regular basis. Freedom Capital believes that its many strong, long-term client relationships attest to its attention to service and client communication.

     Freedom Trust Company, a New Hampshire chartered trust company and a subsidiary of Freedom Capital, commenced operations in early 1996 to provide clients the opportunity to place their assets in trust so that the Company may continue to provide asset management services to such trusts after the client's death. Freedom Trust Company had assets under custody of $722 million as of December 31, 1998.

     The Company intends to enhance the profitability of its asset management business by acquiring other money management businesses to increase both assets under management and the number of investment professionals providing services and by creating products to be marketed by Freedom Capital. The Company also intends to increase the productivity and profitability of Freedom Capital through improved coordination with the Tucker Anthony and Sutro brokerage networks and other initiatives intended to allow Freedom Capital to manage a larger percentage of funds held by Tucker Anthony and Sutro clients.

  Trading and Other Broker-Dealer Activities

     Tucker Anthony, Sutro and Cleary Gull make markets, buying and selling as principal, in common stocks, convertible preferred stocks, warrants and other securities traded on Nasdaq or in other OTC markets. As of December 31, 1998, the Company made markets in equity securities of over 535 issuers. Such securities are principally those in which there is substantial continuing client interest and include securities which the Company has underwritten or on which it provides research opinions. The Company also effects transactions in blocks of securities, usually with institutional investors and generally involving 10,000 or more shares of listed stocks. Such transactions are handled on an agency basis to the extent possible, but the Company may take a long or short position as principal to the extent that no buyer or seller is immediately available. By engaging in block positioning, the Company places a portion of its capital at risk to facilitate transactions for clients.

     The Company provides clients access to a range of fixed income products including municipal securities, U.S. government and agency securities, mortgage related securities including those issued through Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corp. ("FHLMC"), and corporate investment-grade and high-yield bonds. The Company takes positions on a principal basis in municipal, U.S. government, agency and corporate securities to facilitate transactions for its clients. Additionally, trading activities include the purchase of securities under agreements to resell at future dates (reverse repurchase agreements) and the sale of the same or similar securities under agreements to repurchase at future dates (repurchase agreements). The Company actively participates on a principal basis in the mortgage-backed securities markets through the purchase or sale of GNMA, FNMA, FHLMC, mortgage pass-through securities, collateralized mortgage obligations and other mortgage related securities, in order to meet client needs. The Company finances its trading positions as part of its Wexford clearing arrangement, through overnight borrowings and repurchase agreements.

     Tucker Anthony and Sutro are each municipal securities dealers in both the primary and secondary markets, buying and selling securities for their own accounts and for clients. Revenues derived from these activities include underwriting and management fees, selling concessions and trading profits.

     The public finance departments of Tucker Anthony and Sutro provide financial consulting, advisory and underwriting services to cities and public service districts. These subsidiaries manage and underwrite offerings of municipal securities to finance the construction and maintenance of a broad range of public-related facilities, including healthcare, housing, education, public power, water and sewer, airports, highways and other infrastructure needs. Over the last several years, the public finance industry has generally experienced diminishing spreads and a lower number of publicly financed projects. Nevertheless, both firms experienced increasing profitability in this sector in 1997 and 1998 by concentrating on regionally focused community projects.

     Tucker Anthony engages in the purchase and sale of convertible and equity securities to take advantage of market price differences. Tucker Anthony's arbitrage activities include both convertible and risk arbitrage. To the extent that purchase and sale transactions are not simultaneous, or the closing of a position is subject to a subsequent event such as the successful consummation of a corporate merger, Tucker Anthony places a portion of its capital at risk. Sutro and Cleary Gull do not engage in significant arbitrage activities. In 1998, arbitrage revenues represented less than three percent of the Company's net revenues.

     Tucker Anthony and Sutro hold memberships in the New York Stock Exchange (the "NYSE") and in other major securities exchanges in the United States in order to provide services to their brokerage clients in the purchase and sale of listed securities.

     The Company's wholly-owned subsidiary, Freedom Specialist Inc., has a 25% interest in the profits and losses of a joint specialist account in which it participates with two other NYSE specialist firms, RPM Specialist Corp. and R. Adrian & Co. Specialists are responsible for executing transactions and maintaining a fair and orderly market in securities under NYSE rules and regulations. In this function, the specialist firm acts as an agent in executing orders entrusted to it and/or acts as a dealer on the opposite side of public orders in the security executed on the floor of the NYSE. As of December 31, 1998, the specialist firm acted as a specialist in 36 equity issues. Stock settlement and clearing activities for the joint specialist account are provided by RPM Clearing Corporation.

     Retail client securities transactions are executed on either a cash or margin basis. In a retail margin transaction, credit is extended to a client through the Wexford clearing arrangement for the purchase of securities, using the securities purchased and/or other securities in the client's account as collateral for amounts loaned. The Company receives income from interest charged on such extensions of credit. The financing of margin purchases can be an important source of revenue to the Company, since the interest rate paid by the client on funds loaned through Wexford exceeds the Company's interest costs for net customer debit balances paid to Wexford. The amount of the Company's gross interest revenues is affected not only by prevailing interest rates, but also by the volume of business conducted on a margin basis. By permitting a client to purchase on margin, the Company takes the risk that the client will not perform its obligations under the margin loan to maintain adequate collateral in the event that market declines reduce the value of the collateral below the principal amount loaned. Amounts loaned are limited by margin regulations of the Board of Governors of the Federal Reserve System and other regulatory authorities and are subject to credit review and daily monitoring by Wexford, Tucker Anthony, Sutro and Cleary Gull.

INITIAL PUBLIC OFFERING AND EMPLOYEE OWNERSHIP

     On April 2, 1998, the Company completed its initial public offering of 7.4 million shares plus an over-allotment of 1.1 million shares (the "Offering"), including 4.2 million shares of common stock ("Common

Stock") sold by the Company. The Offering raised approximately $75.7 million for the Company, after deducting underwriting discounts, commissions and expenses. The Company used the proceeds and available cash to repay $77.5 million of debt. The Common Stock is listed on the New York Stock Exchange under the symbol "FSI".

     In connection with the Offering, employees sold no shares of the Company's Common Stock and purchased their entire allocation of 335,000 shares. As of December 31, 1998, the Company's employees, including senior management and investment executives, owned approximately 33% of the Company's outstanding Common Stock, including shares purchased in the open market. Management believes that significant employee ownership has resulted in progressively higher levels of employee motivation, confidence and commitment.

     Incentive equity programs, which are subject to various performance and vesting requirements, have been established pursuant to which employees have acquired or may acquire additional equity of the Company. As of December 31, 1998, option shares that have been granted or are authorized for grants under these programs, when added to shares then owned, would result in employees owning approximately 46% of the shares of Common Stock outstanding.

STRATEGIC ACQUISITIONS

     Management believes that attractive acquisition opportunities exist particularly among smaller regional firms that want to affiliate with a larger firm while still retaining their regional identity, focus and entrepreneurial culture, as Tucker Anthony and Sutro have been able to do. In addition, the Company believes that the consolidation trends in the brokerage and asset management businesses will allow it to hire proven investment professionals who prefer the culture and opportunities inherent in a smaller, entrepreneurial and independent firm. Management believes that acquisitions may also allow the Company to realize cost benefits by leveraging its infrastructure. Since its public offering, the Company has completed three important acquisitions.

  Cleary Gull

     On May 1, 1998, the Company completed its acquisition of Cleary Gull, a privately held investment banking, institutional brokerage and investment advisory firm headquartered in Milwaukee, Wisconsin. Cleary Gull was established in 1987 as a private investment bank focusing on the equity capital markets through institutional research, sales and trading, and investment banking services. Cleary Gull's research analysts cover such areas as distribution and logistics, healthcare, business services, technology and growth companies in the upper midwestern United States. Cleary Gull's equity capital markets activities include a national institutional sales force and over-the-counter and listed trading services. Cleary Gull's investment banking activities are focused primarily on merger and acquisition advisory services and financing assignments in both public and private equity and debt markets. Cleary Gull recently established its Investment Management Services group to provide retail brokerage and investment management services to institutional accounts and high net worth individuals.

  Hopper Soliday & Co., Inc.

     On January 19, 1999, the Company completed its acquisition of Hopper Soliday & Co., Inc. ("Hopper Soliday"), and merged it with Tucker Anthony. Hopper Soliday is an investment and municipal banking firm, founded in 1872 and based in Lancaster, Pennsylvania. The acquisition of Hopper Soliday, which had 1998 revenues of approximately $20 million, enhances the Company's investment and municipal finance business and provides greater penetration into markets in Pennsylvania.

  Charter Investment Group, Inc.

     On February 1, 1999, the Company, through its Sutro subsidiary, acquired Charter Investment Group, Inc. ("Charter"), a brokerage firm based in Portland, Oregon. Charter, which had 1998 revenues of approximately $7.5 million and approximately $900 million in brokerage accounts as of December 31, 1998, will add 28 investment executives to the Company's retail operations and provide market penetration into Oregon.

RELATIONSHIP WITH WEXFORD

     The Company clears all transactions, and carries accounts for customers and proprietary accounts, with Wexford. Wexford furnishes the Company with information necessary to run the Company's business, including commission runs, transaction summaries, data feeds for various reports including compliance and risk management, execution reports, trade confirmations and monthly account statements; cashiering functions and the handling of margin accounts. As a result of its arrangement with Wexford, the Company has achieved substantial savings in its clearing and related operations. Under the Wexford arrangement, management believes that the Company's cost of clearing its transactions is very competitive with the industry's costs. The Company pays a fixed fee per trade, subject to an aggregate annual minimum payment, for clearing trades through Wexford.

     Consistent with its strategy of providing its investment executives with a high level of support, following the April 1996 conversion to the Wexford clearing arrangement, the Company retained approximately 50 of its clearing operation employees to serve as an interface between Wexford and the Company's investment executives. The Company's retention of these employees allows its investment executives to deal exclusively with Company employees in connection with any client inquiries or problems. In addition to providing the Company and its investment executives with access to advanced technology without substantial capital investment by the Company, the Company's relationship with Wexford enables the Company to provide its clients with benefits resulting from this technology. The Company allows clients, for a fee, to access information concerning their accounts and other market information from their own personal computers and has acquired technology that will enable its investment executives to communicate with its customers through electronic mail, subject to regulatory requirements. The agreement between the Company and Wexford has a fixed term of five years, with provisions for negotiated extensions.

     The Company has an uncommitted financing arrangement with Wexford pursuant to which the Company finances its customer accounts, certain broker-dealer balances and firm trading positions through Wexford. Although the customer accounts and such broker-dealer balances are not reflected on the Company's statements of financial condition, the Company has agreed to indemnify Wexford for losses it may sustain in connection with accounts of the Company's customers and therefore retains risk with respect thereto. The Company seeks to control the risks associated with these activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company and Wexford monitor required margin levels daily and, pursuant to such guidelines, request customers to deposit additional collateral or reduce securities positions when necessary.

SEGMENT REPORTING

     In order to meet new requirements of generally accepted accounting principles, the Company is reporting business segment information for the first time. The Company has two reportable segments: broker-dealer and asset management. The Company's broker-dealer segment includes its retail operations, investment banking, research, institutional sales and syndication service businesses as well as its OTC, fixed income and arbitrage trading activities. The asset management segment consists of Freedom Capital Management as well as Tucker Anthony's and Sutro's managed account products and Cleary Gull's Investment Management Services group. For further information, see Note 20 of the audited financial statements contained in Item 8 of this report.

EMPLOYEES

     As of December 31, 1998, the Company had a total of 1,998 employees, of whom 1,273 were engaged in retail brokerage, 64 in institutional sales, 66 in research, 135 in trading, 119 in investment banking, 65 in asset management, 67 in operations and trade support, 38 in exchange floor brokerage and order room, 34 in systems, technology and communications and 137 in legal and compliance, accounting, and other administrative areas. Of these employees, 1,296 were classified as professionals and 702 were classified in support positions. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees generally are good.

EFFECTS OF INTEREST RATES

     The Company's business is affected by general economic conditions, including movements of interest rates. The Company's inventory of fixed income securities may fluctuate as interest rates change, and the Company's interest income and interest expense may likewise change as interest rates change. However, interest rates have indirect effects on other aspects of the Company's business as well.

     As interest rates increase, the price of equity securities may decline, partially reflecting the increased competition posed by more attractive rates on fixed income securities and partially reflecting the fact that interest rate increases may tend to dampen economic activity by increasing the cost of capital for investment and expansion, thereby reducing corporate profits and the value of securities. As interest rates decline, securities may tend to rise in value. The impact of these changes may affect the Company's inventory of securities, which may change in value, and may also affect the profitability of the Company's investment banking activities. Retail commission revenue may also be affected by changes in interest rates and any resulting indirect impact on the value of securities.

     The Company's asset management revenues are derived from fees which are generally based on the market value of assets under management. Consequently, significant fluctuations in the values of securities, which can occur as a result of changes in interest rates or changes in other economic factors, may materially affect the amount of assets under management and thus the Company's revenues and profitability.

COMPETITION

     All aspects of the Company's business and of the securities industry in general are highly competitive. The Company competes directly with national and regional full-service broker-dealers, and to a lesser extent with discount brokers and dealers, investment banking firms, investment advisors and certain commercial banks. The Company also anticipates that recent and pending legislative and regulatory initiatives intended to ease restrictions on the sale of securities by commercial banks will increase competition from domestic and international banks. In addition, the Company competes indirectly for investment assets with insurance companies and others.

     The financial services industry has recently undergone significant concentration as numerous securities firms have either ceased operations or been acquired by or merged into other firms. These mergers and acquisitions have further concentrated equity capital and other financial resources in the industry and increased competition. Many of the Company's competitors use their greater financial capital and scope of operations to offer their customers more product offerings, broader research capabilities, access to international markets and other products and services not offered by the Company.

     Competition from entities offering electronic and/or discount brokerage services could increase competition in the securities industry. Competitors offering Internet-based or other electronic brokerage services may have lower costs and offer their customers more attractive pricing than other service providers in the industry. The Company also anticipates additional competition from underwriters who will attempt to conduct offerings of securities for emerging and middle-market companies through new distribution channels such as the Internet. Issuers may bypass financial intermediaries altogether and offer their shares directly to purchasers through the Internet and other electronic channels.

     In addition, the Company faces competition for investment professionals. Although the Company takes steps to maintain strong relationships with its investment executives, the demand for investment executives has increased and employers in the industry are increasingly offering guaranteed contracts, upfront payments and increased compensation in an attempt to attract and retain qualified personnel. The Company generally does not enter into written employment agreements with its investment professionals.

     The Company believes that the principal competitive factors influencing the Company's business are: (1) the qualifications and experience of its professional staff; (2) its reputation in the marketplace; (3) its existing client relationships; (4) its ability to commit capital to client transactions; (5) the mix of market capabilities offered by the Company; and (6) the adequacy of its capital levels and its ability to raise additional capital.

REGULATION

     The securities and commodities industry is one of the nation's most extensively regulated industries. Moreover, the regulations are subject to change at any time, which can affect competition in the industry, capital requirements and the Company's compliance costs.

     The Commission is responsible for carrying out the federal securities laws and serves as a supervisory body over all national securities exchanges and associations. In many respects, the regulation of broker-dealers has been delegated by the federal securities and commodities laws to self-regulatory organizations ("SROs"). These SROs include all the national securities and commodities exchanges, the National Association of Securities Dealers (the "NASD") and the Municipal Securities Rulemaking Board (the "MSRB"). Subject to review by the Commission and the Commodity Futures Trading Commission (the "CFTC"), these SROs adopt rules that govern the industry and conduct periodic examinations of the operations of certain subsidiaries of the Company. The NYSE has been designated as the primary regulator of certain of the Company's subsidiaries including Tucker Anthony and Sutro. In addition, these subsidiaries are subject to regulation under the laws of the 50 states, the District of Columbia, Puerto Rico and certain foreign countries in which they are registered to conduct securities, investment banking, insurance or commodities business. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices, use and safekeeping of customers' funds and securities, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees. Violation of applicable regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines and the suspension or expulsion of a firm, its officers or employees.

     As registered broker-dealers or member firms of the NYSE, Tucker Anthony, Sutro, Cleary Gull and Freedom Specialist Inc. are subject to certain net capital requirements set forth in Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and NYSE Rule 325. Freedom Distributors Corporation, a subsidiary of Freedom Capital, is also subject to Rule 15c3-1. The Net Capital Rules, which specify minimum net capital requirements for registered broker-dealers, are designed to measure the financial soundness and liquidity of broker-dealers. The Net Capital Rules also
(i) require that broker-dealers notify the Commission, in writing, two business days prior to making withdrawals or other distributions of equity capital or lending money to certain related persons if those withdrawals would exceed, in any 30-day period, 30% of the broker-dealer's excess net capital, and that they provide such notice within two business days after any such withdrawal or loan that would exceed, and in any 30-day period, 20% of the broker-dealer's excess net capital; (ii) prohibit a broker-dealer from withdrawing or otherwise distributing equity capital or making related party loans if after such distribution or loan, the broker-dealer's net capital is less than 120% of its minimum net capital dollar amount or if the aggregate indebtedness of the broker-dealer's consolidated entities would exceed 1,000% of the broker-dealer's net capital and in certain other circumstances; and (iii) provide that the SEC may, by order, prohibit withdrawals of capital from a broker-dealer for a period of up to 20 business days, if the withdrawals would exceed, in any 30-day period, 30% of the broker-dealer's excess net capital and if the SEC believes such withdrawals would be detrimental to the financial integrity of the firm or would unduly jeopardize the broker-dealer's ability to pay its customer claims or other liabilities. Under NYSE Rule 326, a broker-dealer that is a NYSE member is required to reduce its business if its net capital (after giving effect to scheduled maturities of subordinated indebtedness or other planned withdrawals of regulatory capital during the following six months) is less than either 125% of its minimum net capital dollar amount or 4% of aggregate debit items (or 6% of the funds required to be segregated pursuant to the Commodity Exchange Act) for fifteen consecutive days. NYSE Rule 326 also prohibits the expansion of a member's business if its net capital (after giving effect to scheduled maturities of subordinated indebtedness or other planned withdrawals of regulatory capital during the following six months) is less than either 150% of its minimum net capital dollar amount or 5% of aggregate debit items (or 7% of the funds required to be segregated pursuant to the Commodity Exchange Act) for fifteen consecutive days. For information concerning compliance by the Company's subsidiaries with the Net Capital Rules, see Note 14 of the audited financial statements included in Item 8 of this report.

     The Company also is subject to "Risk Assessment Rules" imposed by the Commission which require, among other things, that certain broker-dealers maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have material impact on the financial and operational condition of the broker-dealers. Certain "Material Associated Persons" (as defined in the Risk Assessment Rules) of the broker-dealers and the activities conducted by such Material Associated Persons may also be subject to regulation by the Commission. In addition, the possibility exists that, on the basis of the information it obtains under the Risk Assessment Rules, the Commission could seek authority over the Company's unregulated subsidiaries either directly or through its existing authority over the Company's regulated subsidiaries.

     Tucker Anthony, Sutro, Cleary Gull, Freedom Capital and other subsidiaries are registered with the Commission as investment advisors under the Investment Advisors Act of 1940 (the "Advisors Act") and are subject to the requirements of regulation pursuant to both the Advisors Act and certain state securities laws and regulations. Such requirements relate to, among other things, limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an advisor or its affiliates and advisory clients, as well as general anti-fraud prohibitions. The state securities law requirements applicable to registered investment advisors are in certain cases more comprehensive than those imposed under federal securities laws.

     As registered investment advisors under the Advisors Act, Tucker Anthony, Sutro, Cleary Gull, Freedom Capital and certain other subsidiaries of the Company are subject to regulations which cover various aspects of the Company's business, including compensation arrangements. Under the Advisors Act, every investment advisory agreement with the Company's clients must expressly provide that such contract may not be assigned by the investment advisor without the consent of the client. Under the Investment Company Act of 1940 (the "Investment Company Act"), every investment advisor's agreement with a registered investment company must provide for the agreement's automatic termination in the event it is assigned. Under both the Advisors Act and the Investment Company Act, an investment advisory agreement is deemed to have been assigned when there is a direct or indirect transfer of the Agreement, including a direct assignment or a transfer of a "controlling block" of the firm's voting securities or, under certain circumstances, upon the transfer of a "controlling block" of the voting securities of its parent corporation. A transaction is not, however, an assignment under the Advisors Act or the Investment Company Act if it does not result in a change of actual control or management of the investment advisor. Any assignment of the Company's investment advisory agreements would require, as to any registered investment company client, the prior approval of a majority of its shareholders, and as to the Company's other clients, the prior consent of such clients to such assignments.

     The Company is also subject to the risk of losses as a result of customer fraud, employee errors, misconduct and fraud (including unauthorized transactions by traders) and failures in connection with the processing of securities transactions. In the fourth quarter of 1997, the Company determined that a former employee improperly valued securities positions of the Company over the first eleven months of 1997 in order to conceal trading losses of $2.6 million. The Company recognized these losses in its 1997 financial results as follows: $228,000 in the first quarter, $1,071,000 in the second quarter, $431,000 in the third quarter and $901,000 in the fourth quarter. The Company notified the Securities and Exchange Commission and the NYSE of this situation. The Company has conducted an internal review of the specific trading loss and the Company's reports and procedures relating thereto, and the Company has enhanced procedures where appropriate. The Commission is investigating this matter. The Company does not expect that the results of this investigation will have a material adverse effect on the Company's business, financial condition or operating results.

ITEM 2.  PROPERTIES

     The principal executive offices of the Company are located at One Beacon Street, Boston, Massachusetts under a lease expiring December 31, 2005. The Company is currently leasing approximately 104,000 square feet at that location.

     The Company also leases approximately 88,000 square feet (of which 18,000 square feet has been sublet) at One World Financial Center, 200 Liberty Street, New York, New York, under a lease expiring in January 2005; 64,000 square feet (of which 8,000 square feet has been sublet) at 201 California Street, San Francisco, California under a lease expiring on July 31, 2003; 25,000 square feet at 555 South Flower Street, Los Angeles, California under a lease expiring July 31, 2002; and 24,000 square feet at 100 East Wisconsin Avenue, Milwaukee, Wisconsin, under a lease expiring January 31, 2006. For the year ended December 31, 1998, the Company's net expenses for occupancy and equipment operating leases were $18.3 million. The properties are shared by the Company's two reportable segments; there are no properties being used exclusively by one segment or the other. The Company believes that its existing facilities will be adequate for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to various civil actions and arbitrations incidental to its securities business. Some of these legal actions involve claims for substantial amounts. The defense of such legal proceedings may divert the attention of the Company's management, and the Company may incur significant legal expenses in defending such claims or litigation. While the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management that the resolution of such suits will not have a material adverse effect on the Company's consolidated financial position or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding the executive officers of the Company as of March 1, 1999. The executive officers of the Company hold office until their successors are appointed and qualify.

                                                                                       EXECUTIVE OFFICER
                                                                                         OF THE COMPANY
                                                                                       OR THE PREDECESSOR
                 NAME                    AGE                  POSITION                   COMPANY SINCE
                 ----                    ---                  --------                 ------------------
John H. Goldsmith......................  57    Chairman of the Board of Directors and         1988
                                               Chief Executive Officer of the Company
                                               and Chief Executive Officer of Tucker
                                               Anthony Incorporated
William C. Dennis, Jr..................  55    Executive Vice President and Chief             1997
                                               Financial Officer of the Company
John F. Luikart........................  49    Director of the Company and Chairman           1995
                                               and Chief Executive Officer of Sutro
Kevin J. McKay.........................  50    Executive Vice President, General              1994
                                               Counsel and Secretary of the Company
David P. Prokupek......................  37    Director of the Company and President          1998
                                               and Chief Executive Officer of Cleary
                                               Gull
Robert H. Yevich.......................  50    Director of the Company and President          1995
                                               of Tucker Anthony

     JOHN H. GOLDSMITH. Mr. Goldsmith joined Freedom Securities Holding Corporation (the Predecessor Company to Freedom) in 1988 and has served as Chairman, Director and Chief Executive Officer of the Predecessor Company as well as Chief Executive Officer of Tucker Anthony since that time. Mr. Goldsmith has served as Chairman, Director and Chief Executive Officer of the Company since the Acquisition in 1996. Prior to joining Freedom Securities Holding Corporation, Mr. Goldsmith served in various capacities at Prescott, Ball & Turben in Cleveland, Ohio, including as Managing Partner and Chief Executive Officer from 1978 to 1982 and as President and Chief Executive Officer from 1982 to 1988. Mr. Goldsmith worked in the institutional sales department of L.F. Rothschild from 1963 to 1971.

     WILLIAM C. DENNIS, JR. Mr. Dennis was elected Executive Vice President and Chief Financial Officer of the Company in May 1997. Prior to joining the Company, he was a Director and Chief Financial Officer of Rodman & Renshaw Capital Group, Inc., a financial services firm, from 1996 to 1997. Previously, Mr. Dennis was a managing director of MIS, Inc., a database management company, and prior to joining MIS, Inc. he was Chief Financial Officer of the Capital Markets Sector of Merrill Lynch & Co., Inc. Earlier in his career, Mr. Dennis was a senior financial executive of Exxon Corporation.

     JOHN F. LUIKART. Mr. Luikart joined Sutro in 1988 as Executive Vice President and was responsible for directing all of the firm's capital markets activities. Mr. Luikart became President of Sutro in 1990. Mr. Luikart was subsequently elected to the Board of Directors of Freedom Securities Holding Corporation and appointed Chief Executive Officer of Sutro in October 1995. Mr. Luikart became Chairman of Sutro in October 1998 and has served as a Director of Freedom since the Acquisition in November 1996. Prior to joining Sutro, Mr. Luikart served as General Partner and Executive Vice President at Prescott, Ball & Turben in Cleveland, Ohio. Mr. Luikart is a former Chairman of the NASD District Business Conduct Committee and is a former member of the New York Stock Exchange Regional Firm Advisory Committee.

     KEVIN J. MCKAY. Mr. McKay joined Freedom Securities Holding Corporation in 1994 and has served as General Counsel and Secretary of Freedom Securities Holding Corporation since that time. Mr. McKay has served as General Counsel and Secretary of the Company since the Acquisition in 1996. Prior to joining Freedom Securities Holding Corporation, Mr. McKay was General Counsel of Prudential Securities Incorporated from 1990 to 1994. Mr. McKay has over 20 years of experience in the legal and compliance field of the securities industry. Mr. McKay is a past President of the Compliance & Legal Division of the Securities Industry Association.

     DAVID P. PROKUPEK. Mr. Prokupek was elected to the Freedom Board of Directors in May 1998, following the acquisition of Cleary Gull. He joined Cleary Gull as Managing Director of the Investment Banking Department in 1992, was elected a director in 1994, and was named Chief Executive Officer in 1996. Prior to joining Cleary Gull, Mr. Prokupek was a Managing Director of American Asset Management, a New York-based investment counselor and merchant bank, and from 1987 to 1989, he was a member of Bankers Trust Company's Merchant Banking Group.

     ROBERT H. YEVICH. Mr. Yevich joined Tucker Anthony in 1985 and became National Sales Manager in 1988. Mr. Yevich was elected to the Board of Directors of Freedom Securities Holding Corporation and promoted to President of Tucker Anthony in 1995. Mr. Yevich has served as Director of Freedom since the Acquisition in November 1996. Mr. Yevich has 25 years of varied experience in the retail brokerage business as a stockbroker, branch manager and research associate. Prior to joining Tucker Anthony, Mr. Yevich served as branch manager with Paine Webber.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Market Information

     The Company's Common Stock is listed on the NYSE under the symbol "FSI." The high and low sales prices per share of the Company's Common Stock by quarter since the Offering in April 1998 were as follows:

QUARTER                                                     HIGH      LOW
-------                                                     ----      ---
Second 1998...............................................  $23 1/8   $17 3/16
Third 1998................................................   21 1/2    11 11/16
Fourth 1998...............................................   19         9 3/8

     As of March 1, 1999, the closing sales price per share of the Company's Common Stock was $16.00.

  (b) Holders

     As of March 1, 1999 there were approximately 865 record holders of the Company's Common Stock, according to the records maintained by the Company's transfer agent. As of March 1, 1999, the Company estimates that there were over 6,900 beneficial owners of the Company's Common Stock.

  (c) Dividends

     Since the Offering of the Company's Common Stock, the Company has paid a cash dividend of $0.04 per share on August 25, 1998, November 25, 1998 and March 8, 1999 and currently intends to declare similar quarterly dividends in the future. The Company did not pay dividends from the time of the Acquisition until the Offering. The timing and amount of future dividends will be determined by the Company's Board of Directors and will depend, among other factors, upon the Company's earnings, financial condition and cash requirements at the time such payment is considered. Furthermore, the net capital rules of the various regulatory bodies impose limitations on the payment of dividends by the Company.

ITEM 6.  SELECTED FINANCIAL DATA
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                   PREDECESSOR COMPANY
                                                         COMBINED(a)                    -----------------------------------------
                                   YEARS ENDED           ------------     ONE MONTH     ELEVEN MONTHS          YEARS ENDED
                                   DECEMBER 31            YEAR ENDED        ENDED           ENDED              DECEMBER 31
                             ------------------------    DECEMBER 31     DECEMBER 31     NOVEMBER 29     ------------------------
                                1998          1997           1996           1996            1996            1995          1994
                             ----------    ----------    -----------     -----------    -------------    ----------    ----------
FINANCIAL RESULTS
Net revenues...............  $  440,376    $  376,814(b)  $  350,239(b)  $   28,836(b)   $  321,403(b)   $  332,762(b) $  297,066(b)
Income before income
  taxes....................  $   44,594    $   32,435     $   21,807     $    1,420      $   20,387      $   22,284    $   10,876
Net income before
  extraordinary item.......  $   26,411    $   18,698     $   12,283     $      740      $   11,543      $   13,064    $    6,415
Net income after
  extraordinary item (c)...  $   25,135    $   18,698     $   12,283     $      740      $   11,543      $   13,064    $    6,415
PER COMMON SHARE
Basic earnings before
  extraordinary item.......  $     1.41(d) $     1.31             --     $     0.05              --              --            --
Basic earnings after
  extraordinary item (c)...  $     1.34(d) $     1.31             --     $     0.05              --              --            --
Diluted earnings before
  extraordinary item.......  $     1.34(d) $     1.27             --     $     0.05              --              --            --
Diluted earnings after
  extraordinary item (c)...  $     1.28(d) $     1.27             --     $     0.05              --              --            --
Cash dividends declared....  $     0.08            --             --             --              --              --            --
Book value at end of
  period...................  $    11.13    $     6.96     $     5.55             --              --              --            --
FINANCIAL CONDITION
Total assets...............  $  606,250    $  727,587     $  516,952             --              --      $1,214,003    $1,037,920
Long-term borrowings.......  $   16,709    $  101,446     $  110,819             --              --              --            --
Stockholders' equity.......  $  223,390    $  102,326     $   79,468             --              --      $  152,781    $  145,468
Common shares outstanding
  at end of period.........      20,079        14,704         14,313             --              --               1             1
OTHER FINANCIAL DATA
EBITDA(e)..................  $   61,393    $   50,742     $   37,424     $    3,095      $   34,329      $   34,246    $   21,730
Pre-tax margin.............        10.1%          8.6%           6.2%            --              --             6.7%          3.7%
Return on average equity
  (f)......................        16.2%         20.6%          10.6%            --              --             8.8%          4.5%
Assets in retail brokerage
  accounts at end of period
  (in billions)............  $     31.7    $     27.5     $     23.4             --              --      $     20.8    $     16.8

---------------
(a) Based on the consolidated results of the Company for the one month ended December 31,1996 combined with the consolidated results of the Predecessor Company for the eleven months ended November 29, 1996.

(b) Amounts have been reclassified to conform with 1998 financial statement presentation.

(c) Extraordinary item of $1.2 million after tax represents the write-off of capitalized debt costs as a result of the retirement of $77.5 million in debt in conjunction with the Company's April 2, 1998 initial public offering.

(d) Earnings per share in 1998 as compared to prior periods reflect a significant increase in shares outstanding due to the Company's 1998 public offering.

(e) EBITDA represents earnings before extraordinary item, acquisition interest expense, taxes, depreciation and amortization. EBITDA is a supplemental measure of operating results or cash flow from operations and is a widely accepted financial indicator of a company's liquidity. It is not an alternative measure of operating results or cash flow from operations as determined in accordance with generally accepted accounting principles.

(f) Return on average equity for 1998 is before extraordinary item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT

     The Company's retail securities brokerage activities, as well as its investment banking, asset management, institutional sales and trading and equity research services, are highly competitive and subject to various risks including volatile trading markets and fluctuations in the volume of market activity. These markets are affected by general economic and market conditions, including fluctuations in interest rates, volume and price levels of securities and flows of investor funds into and out of mutual funds and pension plans and by factors that apply to particular industries such as technological advances and changes in the regulatory environment. Declining interest rates and an improving economic environment contributed to a significant increase in activity in the equity markets in the United States throughout 1996 and 1997. The United States economy remained strong during 1998, with stable interest rates and low inflation. The financial markets experienced periods of heavy volatility during August and September 1998, resulting in a difficult operating environment for the third quarter, particularly in trading and investment banking activities. The financial markets stabilized somewhat in the fourth quarter of 1998. The Company's financial results have been and may continue to be subject to fluctuations due to these and other factors. Consequently, the results of operations for a particular period may not be indicative of results to be expected for other periods.

COMPANY DEVELOPMENTS

     Management believes that certain factors positively impacted operating results in 1998. First, except for much of the second half of 1998, favorable economic conditions generally resulted in strong securities markets. Second, changing from private to public ownership aided in the retention and recruiting of quality employees, especially in the Company's retail and equity capital markets businesses. Third, the acquisition of Cleary Gull provided the Company with a strong presence in the midwestern United States and significantly enhanced the Company's investment banking, equity research and institutional trading businesses.

  Initial Public Offering

     On April 2, 1998, the Company completed its initial public offering of 7.4 million shares plus an over-allotment of 1.1 million shares, including 4.2 million shares of Common Stock sold by the Company. The Offering raised approximately $75.7 million for the Company, after deducting underwriting discounts, commissions and expenses. The Company used the proceeds and available cash to repay $77.5 million of debt.

  Cleary Gull Acquisition

     On May 1, 1998, the Company completed its acquisition of Cleary Gull, a privately held investment banking, institutional brokerage and investment advisory firm headquartered in Milwaukee, Wisconsin. Cleary Gull was established in 1987 as a private investment bank focusing on the equity capital markets through institutional research, sales and trading, and investment banking services. Cleary Gull's research analysts cover such areas as distribution and logistics, healthcare, business services, technology and growth companies in the upper midwestern United States. Cleary Gull's equity capital markets activities include a national institutional sales force and over-the-counter and listed trading services. Cleary Gull's investment banking activities are focused primarily on merger and acquisition advisory services and financing assignments in both public and private equity and debt markets. Cleary Gull recently established its Investment Management Services group to provide retail brokerage and investment management services to institutional accounts and high net worth individuals. The acquisition was accounted for by the Company using the purchase method of accounting and its consolidated financial statements include the results of Cleary Gull's operations from the date of acquisition.

COMPONENTS OF REVENUES AND EXPENSES

     REVENUES. Commission revenues include retail and institutional commissions received by the Company as an agent in securities transactions, including all exchange listed, over-the-counter agency, mutual fund, insurance and annuity transactions. Principal transactions revenues include principal sales credits and dividends as well as gains and losses from the trading of securities by the Company as principal. Investment banking revenues include selling concessions, underwriting fees and management fees received from the underwriting of corporate or municipal securities as well as fees earned from providing merger and acquisition and other financial advisory services. Asset management revenues include fees generated from providing investment advisory, portfolio management and custodial services to clients, as well as managed account fees and 12b-1 distribution fees. Other revenues primarily consist of retirement plan revenue and third party correspondent clearing fees. Interest income primarily consists of interest earned on margin loans made to customers, securities purchased under agreements to resell and fixed income securities held in the Company's trading accounts. Net revenues equal total revenues less interest expense. Interest expense includes interest incurred under its Wexford financing arrangement and on bank borrowings, securities sold under agreements to repurchase, fixed asset financing and cash balances in customer accounts.

     EXPENSES. Compensation and benefits expense includes sales, trading and incentive compensation, which are primarily variable based on revenue production and/or business unit profit contribution, and salaries, payroll taxes and employee benefits which are relatively fixed in nature. Incentive compensation, including bonuses for eligible employees, is accrued proratably throughout the year based on actual or estimated annual amounts. Brokerage and clearance expense includes the cost of securities clearance, floor brokerage and exchange fees. Communications expense includes service charges for telecommunications, news and market data services. Occupancy and equipment expense includes rent and operating expenses for facilities, expenditures for repairs and maintenance, and depreciation and amortization of furniture, fixtures and leasehold improvements. Promotional expense includes travel, entertainment and advertising. Other expenses include general and administrative expenses, including professional services, litigation expenses, goodwill amortization, data processing and other miscellaneous expenses. Acquisition interest expense represents the interest incurred under the previous revolving credit agreement, the balance of which was repaid with proceeds from the Company's Offering in April 1998.

RESULTS OF OPERATIONS

     The following table sets forth year-to-year increases (decreases) in the major revenue and expense categories (in thousands):

                                                                                       1998                  1997
                                                 TWELVE MONTHS ENDED               COMPARED TO           COMPARED TO
                                                     DECEMBER 31,                      1997                  1996
                                          ----------------------------------    ------------------    ------------------
                                            1998      1997(a)     1996(a)(b)    AMOUNT     PERCENT    AMOUNT     PERCENT
                                            ----      -------     ----------    ------     -------    ------     -------
Revenues:
    Commissions.........................  $178,959    $157,193     $145,241     $21,766       14%     $11,952        8%
    Principal transactions..............    98,287      97,958      103,099         329        0       (5,141)      (5)
    Investment banking..................    82,255      57,683       39,210      24,572       43       18,473       47
    Asset management....................    47,294      34,376       32,803      12,918       38        1,573        5
    Other...............................     8,569       7,976        8,322         593        7         (346)      (4)
                                          --------    --------     --------     -------               -------
        Total operating revenues........   415,364     355,186      328,675      60,178       17       26,511        8
    Interest income.....................    50,848      44,056       49,847       6,792       15       (5,791)     (12)
                                          --------    --------     --------     -------               -------
        Total revenues..................   466,212     399,242      378,522      66,970       17       20,720        5
    Interest expense....................    25,836      22,428       28,283       3,408       15       (5,855)     (21)
                                          --------    --------     --------     -------               -------
        Net revenues....................   440,376     376,814      350,239      63,562       17       26,575        8
Non-interest expenses:
    Compensation and benefits...........   286,072     245,159      228,046      40,913       17       17,113        8
    Occupancy and equipment.............    23,557      21,431       30,651       2,126       10       (9,220)     (30)
    Communications......................    19,181      17,105       17,912       2,076       12         (807)      (5)
    Brokerage and clearance.............    13,170      11,739       11,894       1,431       12         (155)      (1)
    Promotional.........................    14,115      10,452        9,974       3,663       35          478        5
    Other...............................    38,223      32,441       29,388       5,782       18        3,053       10
                                          --------    --------     --------     -------               -------
        Total non-interest expenses.....   394,318     338,327      327,865      55,991       17       10,462        3
Acquisition interest expense............     1,464       6,052          567      (4,588)     (76)       5,485       (c)
                                          --------    --------     --------     -------               -------
Income before income taxes..............    44,594      32,435       21,807      12,159       37       10,628       49
Income tax expense......................    18,183      13,737        9,524       4,446       32        4,213       44
                                          --------    --------     --------     -------               -------
Net income before extraordinary item....    26,411      18,698       12,283       7,713       41        6,415       52
    Extraordinary item (net of
      tax)(d)...........................    (1,276)         --           --     (1,276)       (c)          --       --
                                          --------    --------     --------     -------               -------
Net income after extraordinary item.....  $ 25,135    $ 18,698     $ 12,283     $ 6,437       34%     $ 6,415       52%
                                          ========    ========     ========     =======               =======

---------------
(a) Certain amounts have been reclassified from those previously reported to conform with 1998 financial statement presentation.

(b) Based on the consolidated results of the Company for the one month ended December 31,1996 combined with the consolidated results of the Predecessor Company for the eleven months ended November 29, 1996.

(c) Not meaningful.

(d) Extraordinary item is related to the write-off of capitalized debt costs as a result of the retirement of $77.5 million in debt in conjunction with the Company's April 2, 1998 initial public offering.

  1998 Compared to 1997

     The Company achieved record operating results in 1998 compared to 1997. Net revenues increased $63.6 million or 17% to $440.4 million in 1998 from $376.8 million in 1997 and, with the exception of principal transactions, reflected increases in generally all revenue categories. Net income before extraordinary item was $26.4 million, up $7.7 million or 41% for 1998 versus $18.7 million in 1997.

     Earnings per common share (diluted) before extraordinary item were $1.34 in 1998, compared to $1.27 in 1997. Earnings per common share in 1998 were significantly impacted by the increase in the number of shares outstanding following the Company's Offering. Earnings per share (diluted) on a pro forma basis, adjusted to reflect the public offering, repayment of debt and the Cleary Gull acquisition as if they had occurred at the beginning of 1997, would result in a year over year improvement in pro forma earnings per share of $0.22 versus the $0.07 improvement actually reported.

     Total operating revenues increased $60.2 million or 17% to $415.4 million in 1998 from $355.2 million in 1997. During 1998 and 1997, Tucker Anthony contributed 56% and 59%, respectively, of the Company's total operating revenues; Sutro contributed 31% and 35%, respectively; and Freedom Capital contributed 6% in each year. Cleary Gull contributed 6% during 1998.

     Commission revenues increased $21.8 million or 14% to $179.0 million in 1998 from $157.2 million in 1997, due to higher institutional sales as well as increased volume in the Company's retail businesses, resulting from increased average production per retail investment executive, a greater number of investment executives and penetration into new markets. The Company opened three new retail branches in 1998 and hired 105 new investment executives.

     Principal transactions revenues of $98.3 million in 1998 were essentially flat when compared to $98.0 million in 1997. Although fixed income related revenues rose 14% from 1997, this increase was offset by lower over-the-counter and arbitrage trading revenues. Arbitrage trading activities were adversely impacted by turbulent financial market conditions in the 1998 third quarter, but rebounded during the fourth quarter and were profitable for the year.

     Investment banking revenues increased $24.6 million or 43% to $82.3 million in 1998 from $57.7 million in 1997. The improvement in investment banking revenues resulted from higher public offering revenues during the first six months of the year, continued growth in merger and acquisition and advisory activities, and the inclusion of Cleary Gull in 1998.

     Asset management revenues grew $12.9 million or 38% to $47.3 million in 1998 from $34.4 million in 1997, and now represent 11% of the Company's total net revenues. This revenue increase reflected the overall growth in assets under management, which grew 38% to over $9.0 billion at year end 1998 and resulted from both new money added to the funds as well as asset appreciation arising from equity market performance.

     Interest income increased $6.8 million or 15% to $50.8 million in 1998 from $44.0 million in 1997, due primarily to the combination of higher interest income on higher average customer margin balances and greater stock borrow activity. Interest expense, excluding those expenses associated with financing the Acquisition, increased $3.4 million or 15% to $25.8 million for 1998 from $22.4 million in 1997, mainly reflecting the financing of higher average firm inventory and customer balances. Acquisition interest expense decreased $4.6 million during 1998 reflecting the retirement of debt in conjunction with the Company's public offering.

     Compensation and benefits expense increased $40.9 million or 17% to $286.1 million in 1998 from $245.2 million in 1997, primarily due to increased incentive and production-related compensation attributable to higher revenues and the inclusion of Cleary Gull in 1998. Compensation and benefits as a percentage of net revenues were 65% for both 1998 and 1997.

     Non-compensation related operating expenses increased an aggregate of $15.0 million or 16% to $108.2 million in 1998 from $93.2 million in 1997. The increase in 1998 included approximately $6.7 million of operating expenses for Cleary Gull, which was acquired in 1998. Non-compensation related operating expenses as a percentage of net revenues were 25% in both 1998 and 1997. Communication expenses increased

$2.1 million or 12% (including $0.9 million from Cleary Gull) to $19.2 million in 1998 from $17.1 million in 1997 primarily due to upgrades to the Company's market data technology. Promotional expenses increased $3.7 million or 35% (including $1.2 million from Cleary Gull) to $14.1 million in 1998 from $10.4 million in 1997 due to increased spending on research conferences, advertising, business development and travel. Other expenses, which include professional fees, data processing, printing, postage and license/registration fees, increased $5.8 million or 18% (including $2.7 million from Cleary Gull) to $38.2 million in 1998 from $32.4 million in 1997.

     The Company's income tax provisions for 1998 and 1997 were $18.2 million and $13.7 million, respectively. The effective tax rate was 41% for 1998, down from 42% in 1997 reflecting an increase in income not subject to tax.

  1997 Compared to 1996

     The Company experienced strong operating results in 1997 compared to 1996. Revenues increased in all of the Company's core businesses, with the exception of principal transaction revenues, and expenses declined as a percentage of net revenues. Net income increased $6.4 million or 52% to $18.7 million in 1997 from net income of $12.3 million in 1996, even after deducting after-tax expenses of $5.9 million in 1997 related to the Acquisition (primarily amortization of goodwill and interest and other expenses related to the former credit facility).

     Total operating revenues increased $26.5 million or 8% to $355.2 million in 1997 from $328.7 million in 1996. During 1997 and 1996, Tucker Anthony contributed 59% and 61%, respectively, of the Company's total operating revenues while Sutro contributed 35% and 32%, respectively, and Freedom Capital contributed 6% and 7%, respectively. Net revenues, including the effect of interest income and interest expense, other than the Acquisition interest expense, increased $26.6 million or 8% to $376.8 million in 1997 versus $350.2 million in 1996.

     Commission revenues increased $12.0 million or 8% to $157.2 million in 1997 from $145.2 million in 1996, due to increases in the Company's retail businesses, reflecting the growth in listed share volume on all the major equity exchanges, higher mutual fund commission revenue and increased average production per retail investment executive.

     Principal transaction revenues declined $5.1 million or 5% to $98.0 million in 1997 from $103.1 million in 1996, mainly due to the combined result of management's decision to discontinue certain institutional fixed income business resulting in a decline of $1.5 million, the $1.3 million net effect of a decrease in convertible arbitrage trading profits as interest rates declined during the period partially offset by improvement in risk arbitrage trading, and a mortgage-backed securities trading loss of $2.6 million caused by a former employee, partially offset by a $0.8 million improvement in the trading of equities.

     Investment banking revenues increased $18.5 million or 47% to $57.7 million in 1997 from $39.2 million in the prior year. The higher investment banking revenues resulted from increased underwriting activity, similar to that experienced in the securities industry generally, and from the Company's refocused and increased emphasis on the public offering business at Tucker Anthony and Sutro. Additionally, the Company generated an increase in private placement, advisory and merger and acquisition fees of 17% over 1996.

     Asset management revenues increased $1.6 million or 5% to $34.4 million in 1997 from $32.8 million in 1996. This revenue increase arose primarily in the institutional area where assets grew 14% to $1.7 billion and related revenues increased 21% or $1.0 million in 1997, reflecting the full year effect of new accounts at year-end 1996 and asset appreciation arising from equity market performance which produced higher fee income. Total assets under management grew to $6.5 billion at year end 1997 from $6.1 billion at year end 1996.

     Interest income decreased $5.8 million or 12% to $44.0 million in 1997 from $49.8 million in 1996, due to a $10.1 million decline in interest income mainly on lower average government bond inventories partially offset by $4.4 million of higher interest income on customer balances. Interest expense, excluding those expenses associated with financing the Acquisition, decreased $5.9 million or 21% to $22.4 million in 1997 from $28.3 million in 1996, reflecting lower average inventory balances. Acquisition interest expense increased

$5.5 million during 1997 reflecting the full year effect of borrowings under the previous revolving credit agreement made at the time of the Acquisition in November 1996.

     Compensation and benefits expense increased $17.1 million or 8% to $245.2 million in 1997 from $228.1 million in 1996, primarily due to increased incentive and production-related compensation, offset by lower fixed expenses resulting from back office support personnel reductions associated with the outsourcing of the Company's clearing function in 1996 and substantial organizational changes in the fixed income area. Compensation and benefits as a percentage of net revenues remained virtually unchanged at 65% in 1997 as compared to 1996. During 1997, the Company incurred $1.4 million of non-cash compensation expense resulting from the issuance of Common Stock and stock options to its employees.

     Non-compensation related operating expenses decreased an aggregate of $6.6 million or 7% to $93.2 million for 1997 from $99.8 million in 1996, primarily due to the realization of benefits from outsourcing and other cost efficiencies initiated by management. Non-compensation related expenses as a percentage of net revenues declined to 25% in 1997 from 29% in 1996. Specifically, communications expense decreased $0.8 million, or 5%, and occupancy and equipment expense decreased $9.2 million, or 30% (including a one-time charge of $4.5 million in 1996 related to entering into the Wexford clearing arrangement). These decreases were partially offset by an increase in promotional expense of $0.5 million or 5% and an increase in other expenses which totaled $32.4 million in 1997 (including $1.9 million in goodwill amortization relating to the Acquisition), as compared to 1996 when other expenses totaled $29.4 million (including a one-time credit of $6.3 million due to an insurance recovery associated with litigation expenses incurred during a prior period). Without giving effect to such amortization expense and insurance recovery, other expenses in 1997 decreased $5.0 million or 14% compared to 1996, primarily as a result of the Wexford clearing arrangement.

     The Company's income tax provisions in 1997 and 1996 were $13.7 million and $9.5 million, respectively, which represented a 42% effective tax rate in 1997 and a 44% effective tax rate in 1996. The lower effective tax rate in 1997 was due mainly to an increase in non-taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company receives dividends, interest on loans and other payments from its subsidiaries, which are the Company's primary sources of funds to pay expenses, service debt and pay dividends. Distributions and interest payments to the Company from its registered broker-dealer subsidiaries, the Company's primary sources of liquidity, are restricted as to amounts which may be paid by applicable law and regulations. The Net Capital Rules are the primary regulatory restrictions regarding capital resources. The Company's rights to participate in the assets of any subsidiary are also subject to prior claims of the subsidiary's creditors, including customers of the broker-dealer subsidiaries.

     Borrowings under the previous revolving credit agreement were repaid in full by the Company with the net proceeds of the Offering and available cash, leaving the Company with $16.7 million of indebtedness at year end 1998 under a fixed asset credit facility (the "Fixed Asset Facility") secured by the Company's fixed assets. In August 1998, the Company entered into a new unsecured revolving credit agreement (the "Credit Agreement") whereby participating banks have made commitments totaling $50 million. Under the Credit Agreement, the Company has the option to borrow at the federal funds rate or the eurodollar rate (each plus applicable margin as defined, ranging from 0.50% to 0.75% based on a calculated leverage ratio) or the agent's base rate. Borrowings under the Credit Agreement, which matures on August 21, 2001, may be prepaid without penalty. Additionally, the Company must pay a quarterly commitment fee for the new credit facility calculated at 0.15% per year on the unused facility. At December 31, 1998, the Company did not have any borrowings under the Credit Agreement.

     The assets of the Company's primary operating subsidiaries are highly liquid with the majority of such assets consisting of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of customer business. Collateralized receivables consist mainly of securities purchased under agreements to resell, which are secured by U.S. government and agency securities. A relatively small percentage of total assets is fixed or held for a period of longer than one year.

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

     Repurchase agreements are used primarily for customer accommodation purposes and to finance the Company's inventory positions in U.S. government and agency securities. These positions provide products and liquidity for customers and are not maintained for the Company's investment or market speculation. The level of activity fluctuates depending on customer and inventory needs; however, these fluctuations have not materially affected liquidity or capital resources. The Company monitors the collateral position and counterparty risk on these transactions daily.

     The subsidiaries' total assets and short-term liabilities and the individual components thereof may vary significantly from period to period because of changes relating to customer needs and economic and market conditions. The Company's total assets at December 31, 1998 and December 31, 1997 were $606.3 million and $727.6 million, respectively.

     The Company's operating activities generate cash resulting from net income earned during the period and fluctuations in its current assets and liabilities. The most significant fluctuations have resulted from changes in the level of customer activity and securities inventory changes resulting from proprietary arbitrage trading strategies dictated by prevailing market conditions.

     The Acquisition was funded through proceeds from the sale of Common Stock and borrowings under the previous revolving credit agreement. The acquisition of Cleary Gull was funded through the issuance of shares of the Company's Common Stock and with funds generated from operating activities.

     As noted above, the Company maintains, through two subsidiaries, the Fixed Asset Facility with BancBoston Leasing Inc. which matures in 2001 and had an outstanding balance at December 31, 1998 of $16.7 million. The Company has historically financed capital expenditures through internal cash generation and through the Fixed Asset Facility. For the years ended December 31, 1998 and December 31, 1997, the Company had capital expenditures of approximately $5.1 million and $2.0 million, respectively, which were funded from operations. In January 1999, the Company refinanced a portion of the Fixed Asset Facility and secured additional financing for a $4.7 million upgrade of its computer system. This new financing bears interest at 5.15% annually and is payable in equal monthly installments through May 2003.

     In addition to normal operating requirements, capital is required to satisfy financing and regulatory requirements on securities inventories and investment banking commitments. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated capital needs of the subsidiaries. Management believes that existing capital funds provided from operations, the current credit arrangements with Wexford and the unutilized Credit Agreement from participating banks will be sufficient to finance the operating subsidiaries' ongoing businesses.

     In September 1998, the Board of Directors approved a stock repurchase program that permits the Company's management to purchase at its discretion up to five percent of its Common Stock outstanding or approximately one million shares. The Company will fund the stock repurchases from internal sources or through borrowings and will use the shares for issuance of stock under employee stock option and stock purchase plans, or retain the shares as treasury stock. As of December 31, 1998, the Company had repurchased 76,290 shares at an average price of $15.36 per share. In January 1999, the Company purchased 494,748 shares from SCP Private Equity Partners, L.P., one of the original equity investors in the Company, at $15.56 per share. This purchase was not part of the stock repurchase program and was funded from operations of the Company.

CASH FLOWS

     Cash and cash equivalents at December 31, 1998 and 1997 totaled $11.3 million and $12.9 million, respectively. For the year ended December 31, 1998, funds generated from operating activities of $16.3 million, including net income of $25.1 million, along with available cash and proceeds from the Company's Offering were used primarily for purchases of fixed assets, repayment of debt and to fund the acquisition of Cleary Gull.

     Net proceeds of approximately $75.7 million from the Offering on April 2, 1998 and available cash were used to repay the $77.5 million bank debt outstanding under the former revolving credit agreement.

RISK MANAGEMENT

     The Company's primary risk exposures are market risk (particularly equity price and interest rate risk) and credit risk. Market risk refers to the risk that a change in the level of equity prices, interest rates or other factors could result in trading losses. Credit risk refers to the risk that a counterparty to a transaction might fail to perform under its contractual commitment resulting in the Company incurring losses. Tucker Anthony's, Sutro's and Cleary Gull's risk management focuses on the trading of securities, extension of credit to counterparties and investment banking activities, as well as the extension of credit to retail and institutional customers. Tucker Anthony, Sutro and Cleary Gull monitor their market and credit risk daily through a number of control procedures designed to identify and evaluate the various risks to which they are exposed.

  Market Risk

     Tucker Anthony, Sutro and Cleary Gull may act as a principal to facilitate customer-related transactions in financial instruments which expose the firm to market risks. Tucker Anthony, Sutro and Cleary Gull make markets in certain equity and debt securities and Tucker Anthony trades for its own account in arbitrage-related trading activities. Whether acting as principal to facilitate customer transactions or trading for their own account, Tucker Anthony, Sutro and Cleary Gull monitor market risk very closely.

     Managing market risk exposure includes: limiting firm commitments by position levels both long and short for every product that is traded; limiting the type of trades that can occur in each inventory account; and tactically employing certain hedging techniques that reduce the level of risk taken by Tucker Anthony, Sutro and Cleary Gull. Management believes that the risk management practices aid in managing the Company's market exposure.

     Tucker Anthony and Sutro manage daily risk exposure in their firm inventory accounts by requiring various levels of management review of these accounts. The primary purpose of risk management is to participate in the establishment of position limits, as well as to monitor both the buy and sell activity in the firm's trading accounts. Trading activities of Tucker Anthony, Sutro and Cleary Gull result in the creation of inventory positions. Position and exposure reports indicating both long and short positions are prepared, distributed and reviewed each day. These reports enable Tucker Anthony and Sutro to control inventory levels, monitor daily trading results by product, as well as review inventory aging, pricing and concentration. Cleary Gull monitors trading activity on a monthly basis, unless the overall position limit is exceeded.

  Credit Risk

     Tucker Anthony, Sutro and Cleary Gull deal with counterparties or other broker-dealers in conducting business for their clients or for their own account. Financing extended to counterparties is provided against collateral. Risk management participates in the review of counterparties to establish appropriate exposure levels on an account by account basis. Tucker Anthony, Sutro and Cleary Gull manage daily credit exposure by monitoring the level of collateral and creditworthiness of counterparties and their related trading limits.

     Tucker Anthony and Sutro, through Wexford, extend credit to retail customers. Amounts loaned are limited by the margin regulations of the Board of Governors of the Federal Reserve System and other regulatory authorities and are subject to credit review and daily monitoring by Wexford, Tucker Anthony and Sutro.

     Risks associated with investment banking activities are controlled through capital commitment committees within Tucker Anthony and Sutro. These commitment committees review every significant proposed investment banking transaction prior to its acceptance by Tucker Anthony or Sutro. These respective capital committees review major proposed transactions in order to determine the effect of such transactions on regulatory capital prior to their approval. Only after acceptance by the committee within each firm will that subsidiary's commitment to underwrite a specific security be extended to the investment banking client. Cleary Gull's commitment committee performs the dual function of analyzing proposed transactions as well as assessing the impact on regulatory capital.

  Value at Risk

     Under Securities and Exchange Commission rules, the Company is required to disclose information about its exposure to market risk. As permitted by SEC rules, the Company used a statistical technique known as Value-at-Risk ("VaR") to estimate the potential daily earnings effect of adverse changes in fair value of its trading positions. VaR incorporates numerous variables that could impact the fair value of the Company's trading portfolio, including equity and interest rates, associated volatilities, as well as the correlation that exists among these variables.

     The Company calculated VaR using a variance/covariance model with a two-tailed confidence level of 95% over a one-day holding period. That is, the Company's VaR represents a potential one-day loss in value that would be exceeded less than 2.5% of the time if the portfolio were unchanged.

     Among the benefits, a VaR model permits the estimation of a portfolio's aggregate market risk exposure; incorporates a range of varied market risks in the calculation; reflects risk reduction due to portfolio diversification; and is comprehensive yet relatively easy to interpret. However, VaR measures should be interpreted in light of the methodology's limitations, which include the fact that past changes in market risk will not always accurately predict future changes in a portfolio's value; the model does not include all of a trading portfolio's market risk factors; and any published VaR results which reflect a point in time analysis (i.e. December 31, 1998 positions) do not fully capture the market risk of positions that may not be liquidated or hedged within one day. The Company is aware of these and other limitations and therefore views VaR as only one component in its risk management review process.

     The table below presents the Company's VaR results for each of the Company's primary risk exposures as well as on an aggregate basis at December 31, 1998 and incorporates substantially all financial instruments generating market risk. Since VaR is based on historical data and changes in market risk factor returns, VaR should not be viewed as predictive of the Company's future financial performance or its ability to manage and monitor risk. Also, there can be no assurance that the Company's actual losses on a particular day will not exceed the VaR amounts indicated below (in thousands):

                                                          95%/ONE-DAY VaR
                  PRIMARY MARKET RISK                       AT 12/31/98
                  -------------------                     ---------------
Interest rate VaR.......................................      $  474
Equity VaR..............................................         820
                                                              ------
Sub-total...............................................       1,294
Less: Diversification benefit*..........................        (617)
                                                              ------
Total...................................................      $  677
                                                              ======

---------------
* The diversification benefit represents the elimination of market risks which are present and are offsetting in both the interest rate VaR and the equity VaR.

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

     The failure or faulty performance of computer systems could potentially have a far ranging impact on the Company's businesses such as a diminution in its ability to (a) ascertain information vital to strategic decision making by both the Company and its customers; (b) perform interest rate and pricing calculations; (c) execute and settle proprietary and customer transactions; (d) undertake regulatory surveillance and risk management; (e) maintain accurate books and records and provide timely reports; (f) maintain appropriate internal financial operations and accounting; and (g) access credit facilities for both the Company and its customers. Accordingly it is necessary for the Company, to the extent reasonably practicable, to identify the internal computer systems and software which are likely to have a critical impact on its operations, make an assessment of its Year 2000 readiness and modify or replace information and embedded technology as needed. In addition, the Company must make a Year 2000 readiness assessment of the Company's material third parties.

     In the fourth quarter of 1995, the Company began to strategically assess the need for renovation, replacement or retirement of all business applications. This assessment was coincident with the conversion of the Company's principal broker-dealer subsidiaries to clear securities transactions through Wexford, an unaffiliated broker-dealer. During the first half of 1996, in connection with the conversion to Wexford, a substantial portion of all application and vendor code were modified to be Year 2000 compliant and these changes were tested and verified in 1998 to be materially effective. The Company continues to test the remainder of application and vendor code in order to ensure that it is Year 2000 compliant.

     Although Wexford is the contracting party for the provision of clearing services, it in fact delivers those services through the operations of its guaranteeing parent company, Prudential, a leading registered broker and dealer. Consequently, it is the readiness of Prudential that is critical when assessing the Year 2000 compliance of the clearing and operations capacity of the Company's active broker-dealer subsidiaries. Prudential has been assessed, by internal industry standards established by the Securities Industry Association, to be within the top tier of Year 2000 readiness. In recent industry-wide testing conducted by the Securities Industry Association, in which Prudential took part, Prudential and other participants were able to input transactions and send them to the appropriate markets for execution, confirmation and clearance under simulated Year 2000 conditions.

     Additionally, the Company has assessed the state of readiness of all known technologically oriented service vendors and believes, based on letters of certification, that the vast majority of these vendors are Year 2000 compliant with the remainder expected to be compliant by August 1999. This determination does not mean that the vast majority of the Company's material third parties pose no Year 2000 risk to the Company. First, the Company is relying in large measure on these parties' assessments of their readiness. Second, there are several vendors, which account for a substantial portion of the Company's mission critical operations, which may be partially or largely, but not fully, Year 2000 compliant. Finally, certain critical third parties, such as exchanges, clearing houses, depositories and other service vendors have no direct functional contact with the Company (as they operate directly with Wexford) but may impact the Company's operations.

     At this juncture the Company's plan for the remainder of its Year 2000 remediation efforts include (1) identification, modification and testing of any remaining non-compliant Year 2000 code; (2) identification, inventory, assessment and, if necessary, modification of internal ad hoc systems or applications that may be material to the Company's operations; (3) with the exception of counterparties and customers, documentation of the assessment of the readiness of the Company's material third parties; and (4) a timetable for completion of the plan. The Company completed its written plan in March 1999 and continues to assess and take measures to enhance its Year 2000 readiness. In January 1999, the Company successfully tested the year

2000 readiness of its data network components. The Company's major vendor for market data certified its system as Year 2000 compliant in February 1999. To date, the Company's Year 2000 costs have been minimal. The Company believes that, going forward, it will incur Year 2000 costs of approximately $500,000 which will be funded out of its working capital. Provided there is an absence of unanticipated critical events, the Company does not expect Year 2000 costs to have a material effect on its operating results, financial condition or cash flows.

     As a contingency plan, the Company intends to have information systems personnel on site, from December 31, 1999 through January 2, 2000, on a 24-hour basis, to insure that any Year 2000 problems that arise, will be addressed and corrected immediately. The Company has been informed by Prudential that it intends to implement a similar contingency plan. The Company believes these measures will be sufficient because of the following reasons: (1) the Company has substantially modified, to the extent it can ascertain the problem, most mission critical code and embedded technology; (2) the Company's vendors have represented that they are either currently Year 2000 compliant or will become so by the third quarter of 1999.

     However, it is the Company's position that there are no alternatives in the event the exchanges or other market centers fail to perform, and the Company believes it is highly likely that the factors which may prevent a particular clearing firm from performing, would similarly affect all other clearing firms, which would either preclude the availability of alternative clearing service providers or overwhelm the resources of surviving alternative clearing service providers. In other words, the Year 2000 presents a problem which is not likely to be susceptible to remediation at a future date, if it is not fixed in advance.

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

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is contained in "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Risk Management" and is incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

AUDITED CONSOLIDATED FINANCIAL STATEMENTS                     PAGE
-----------------------------------------                     ----
Report of Independent Auditors..............................   27
Consolidated Statements of Financial Condition-- December
  31, 1998 and 1997.........................................   28
Consolidated Statements of Income-- For the years ended
  December 31, 1998 and 1997, one month ended December 31,
  1996 and eleven months ended November 29, 1996............   29
Consolidated Statements of Changes in Stockholders'
  Equity -- For the years ended December 31, 1998 and 1997,
  one month ended December 31, 1996 and eleven months ended
  November 29, 1996.........................................   30
Consolidated Statements of Cash Flows-- For the years ended
  December 31, 1998 and 1997, one month ended December 31,
  1996 and eleven months ended November 29, 1996............   31
Notes to Consolidated Financial Statements..................   32

                         REPORT OF INDEPENDENT AUDITORS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
FREEDOM SECURITIES CORPORATION:

     We have audited the accompanying consolidated statements of financial condition of Freedom Securities Corporation ("Company") as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997 and the one month period ended December 31, 1996, and the accompanying consolidated statements of income, changes in stockholders' equity and cash flows of Freedom Securities Holding Corporation ("Predecessor Company") for the period January 1, 1996 to November 29, 1996. These financial statements are the responsibility of the management of the Company and the Predecessor Company. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Freedom Securities Corporation at December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and the one month period ended December 31, 1996, and the consolidated results of operations and cash flows of the Predecessor Company for the period January 1, 1996 to November 29, 1996 in conformity with generally accepted accounting principles.

                                            /s/ ERNST & YOUNG, LLP

New York, New York
January 25, 1999

                         FREEDOM SECURITIES CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1998 AND 1997
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                1998          1997
                                                              --------      --------
                            ASSETS
Cash and cash equivalents...................................  $ 11,292      $ 12,936
Receivables from brokers and dealers........................    88,674        74,314
Securities purchased under agreements to resell.............   119,861       113,335
Securities owned, at market.................................   252,478       423,522
Fixed assets, net of accumulated depreciation and
  amortization..............................................    19,479        20,464
Goodwill, net of accumulated amortization...................    34,875        24,861
Exchange memberships owned, at cost.........................     5,939         5,939
Deferred taxes..............................................    10,477         9,263
Other receivables...........................................    31,356        19,051
Other assets................................................    31,819        23,902
                                                              --------      --------
       Total assets.........................................  $606,250      $727,587
                                                              ========      ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Payables to brokers and dealers...........................  $ 85,306      $ 59,062
  Securities sold under agreements to repurchase............    28,582            --
  Securities sold, not yet purchased, at market.............   124,148       354,565
  Accrued compensation and benefits.........................    81,099        65,653
  Accounts payable and accrued expenses.....................    47,016        44,535
  Notes payable to banks....................................    16,709       101,446
                                                              --------      --------
       Total liabilities....................................   382,860       625,261
                                                              --------      --------
Stockholders' equity:
  Common stock (60,000,000 shares authorized, 20,155,395 and
     14,840,627 shares issued in 1998 and 1997,
     respectively, $.01 par value)..........................       201           147
  Additional paid-in capital................................   181,391        83,654
  Retained earnings.........................................    42,970        19,438
  Subscribed stock (136,532 shares in 1997).................        --          (913)
  Treasury stock (76,290 shares in 1998, at cost)...........    (1,172)           --
                                                              --------      --------
       Total stockholders' equity...........................   223,390       102,326
                                                              --------      --------
       Total liabilities and stockholders' equity...........  $606,250      $727,587
                                                              ========      ========

                 See Notes to Consolidated Financial Statements

                       FREEDOM SECURITIES CORPORATION AND
         FREEDOM SECURITIES HOLDING CORPORATION ("PREDECESSOR COMPANY")

                       CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          PREDECESSOR
                                                                                            COMPANY
                                                                                         -------------
                                                                          ONE MONTH      ELEVEN MONTHS
                                          YEAR ENDED      YEAR ENDED        ENDED            ENDED
                                         DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    NOVEMBER 29,
                                             1998            1997            1996            1996
                                         ------------    ------------    ------------    -------------
Revenues
  Commissions..........................    $178,959        $157,193        $12,283         $132,958
  Principal transactions...............      98,287          97,958          8,226           94,873
  Investment banking...................      82,255          57,683          4,285           34,925
  Asset management.....................      47,294          34,376          2,202           30,601
  Other................................       8,569           7,976            308            8,014
                                           --------        --------        -------         --------
       Total operating revenues........     415,364         355,186         27,304          301,371
  Interest income......................      50,848          44,056          3,361           46,486
                                           --------        --------        -------         --------
       Total revenues..................     466,212         399,242         30,665          347,857
  Interest expense.....................      25,836          22,428          1,829           26,454
                                           --------        --------        -------         --------
       Net revenues....................     440,376         376,814         28,836          321,403
Non-interest expenses
  Compensation and benefits............     286,072         245,159         18,859          209,187
  Occupancy and equipment..............      23,557          21,431          1,997           28,654
  Communications.......................      19,181          17,105          1,316           16,596
  Brokerage and clearance..............      13,170          11,739          1,047           10,847
  Promotional..........................      14,115          10,452            818            9,156
  Other................................      38,223          32,441          2,812           26,576
                                           --------        --------        -------         --------
       Total non-interest expenses.....     394,318         338,327         26,849          301,016
Acquisition interest expense...........       1,464           6,052            567               --
                                           --------        --------        -------         --------
Income before income taxes.............      44,594          32,435          1,420           20,387
Income taxes...........................      18,183          13,737            680            8,844
                                           --------        --------        -------         --------
Net income before extraordinary item...      26,411          18,698            740           11,543
  Extraordinary item (net of tax of
     $922).............................      (1,276)             --             --               --
                                           --------        --------        -------         --------
Net income after extraordinary item....    $ 25,135        $ 18,698        $   740         $ 11,543
                                           ========        ========        =======         ========
Net income per share:
  Basic before extraordinary item......    $   1.41        $   1.31        $  0.05               --
                                           ========        ========        =======         ========
  Basic after extraordinary item.......    $   1.34        $   1.31        $  0.05               --
                                           ========        ========        =======         ========
  Diluted before extraordinary item....    $   1.34        $   1.27        $  0.05               --
                                           ========        ========        =======         ========
  Diluted after extraordinary item.....    $   1.28        $   1.27        $  0.05               --
                                           ========        ========        =======         ========

Cash dividends declared per share......    $   0.08              --             --               --
Weighted average common shares
  outstanding:
  Basic................................      18,701          14,287         14,313               --
  Diluted..............................      19,705          14,733         14,313               --

                 See Notes to Consolidated Financial Statements

                       FREEDOM SECURITIES CORPORATION AND
         FREEDOM SECURITIES HOLDING CORPORATION ("PREDECESSOR COMPANY")

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                      COMMON STOCK
                                      OUTSTANDING       ADDITIONAL
                                   ------------------    PAID-IN     RETAINED   SUBSCRIBED   TREASURY
                                   SHARES   PAR VALUE    CAPITAL     EARNINGS     STOCK       STOCK      TOTAL
                                   ------   ---------   ----------   --------   ----------   --------   --------
PREDECESSOR COMPANY:
Balance at December 31, 1995.....       1     $  1       $109,748    $43,032      $  --      $    --    $152,781
Net income.......................      --       --             --     11,543         --           --      11,543
                                   ------     ----       --------    -------      -----      -------    --------
Balance at November 29, 1996.....       1     $  1       $109,748    $54,575      $  --      $    --    $164,324
                                   ======     ====       ========    =======      =====      =======    ========
FREEDOM SECURITIES CORPORATION:
Sale of common stock at November
  29, 1996 (including $3,947 of
  non-cash capital contributed by
  Hancock).......................  14,313     $143       $ 78,804    $    --      $  --      $  (219)   $ 78,728
Net income.......................      --       --             --        740         --           --         740
                                   ------     ----       --------    -------      -----      -------    --------
Balance at December 31, 1996.....  14,313      143         78,804        740         --         (219)     79,468
                                   ------     ----       --------    -------      -----      -------    --------
Sale of common stock.............     488        4          4,693         --         --           --       4,697
Net income.......................      --       --             --     18,698         --           --      18,698
Acquisition of treasury stock....     (97)      --             --         --         --         (537)       (537)
Reissuance of treasury stock.....      --       --            157         --       (913)         756          --
                                   ------     ----       --------    -------      -----      -------    --------
Balance at December 31, 1997.....  14,704      147         83,654     19,438       (913)          --     102,326
                                   ------     ----       --------    -------      -----      -------    --------
Sale of common stock.............     110        1          1,022         --         --           --       1,023
Issuance of subscribed stock.....     136        1             --         --        913           --         914
Initial public offering..........   4,200       42         75,699         --         --           --      75,741
Acquisition of Cleary Gull.......     876        9         19,932         --         --           --      19,941
Stock options exercised..........     129        1            687         --         --           --         688
Income tax benefit associated
  with stock options.............      --       --            397         --         --           --         397
Net income.......................      --       --             --     25,135         --           --      25,135
Dividends declared...............      --       --             --     (1,603)        --           --      (1,603)
Acquisition of treasury stock....     (76)      --             --         --         --       (1,172)     (1,172)
                                   ------     ----       --------    -------      -----      -------    --------
Balance at December 31, 1998.....  20,079     $201       $181,391    $42,970      $  --      $(1,172)   $223,390
                                   ======     ====       ========    =======      =====      =======    ========

                 See Notes to Consolidated Financial Statements

                       FREEDOM SECURITIES CORPORATION AND
         FREEDOM SECURITIES HOLDING CORPORATION ("PREDECESSOR COMPANY")

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                                   PREDECESSOR
                                                                                                     COMPANY
                                                                                                  -------------
                                                                                    ONE MONTH        ELEVEN
                                                      YEAR ENDED     YEAR ENDED       ENDED       MONTHS ENDED
                                                     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   NOVEMBER 29,
                                                         1998           1997           1996           1996
                                                     ------------   ------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.........................................   $  25,135      $  18,698      $     740       $  11,543
Adjustments to reconcile net income to net cash
  from operating activities:
  Depreciation.....................................       4,979          5,128            304           4,632
  Amortization.....................................       4,883          4,714            685           7,807
  Non-cash compensation............................         632          1,432             --              --
  Extraordinary item; write-off capitalized debt
    costs..........................................       2,198             --             --              --
Changes in assets and liabilities:
  (Increase) decrease in operating assets:
    Receivables from brokers and dealers...........      (8,123)        (8,910)        19,304         105,303
    Receivables from customers.....................          --             --             --         333,252
    Securities purchased under agreements to
      resell.......................................      (5,022)       (29,124)        31,212          92,052
    Securities owned, at market....................     175,114       (170,416)        37,698          57,720
    Deferred taxes.................................      (1,214)         1,540          5,488          (5,363)
    Other receivables..............................     (12,305)        (5,268)           (67)            542
    Other assets...................................      (5,144)        (1,328)        (1,545)         (2,807)
  Increase (decrease) in operating liabilities:
    Short-term loans from a Hancock affiliate......          --             --             --        (200,000)
    Short-term loans...............................          --             --             --        (107,745)
    Payables to brokers and dealers................      26,244        (15,069)       (33,027)        (39,937)
    Payables to customers..........................          --             --             --        (186,206)
    Securities sold under agreements to
      repurchase...................................      28,582        (44,976)        (5,061)        (91,795)
    Securities sold, not yet purchased, at
      market.......................................    (233,439)       253,425        (47,088)          7,517
    Accrued compensation and benefits..............      12,784         10,150          2,230             364
    Accounts payable and accrued expenses..........         984         (6,380)        (7,930)         11,060
                                                      ---------      ---------      ---------       ---------
Net cash provided by (used in) operating
  activities.......................................      16,288         13,616          2,943          (2,061)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets..........................      (5,081)        (1,994)          (112)         (8,417)
Proceeds from sale of fixed assets.................          --            711             --              --
Payment for Cleary Gull, net of cash acquired......      (3,072)            --             --              --
Purchase of Predecessor Company....................          --             --       (180,000)             --
Acquisition related expenditures...................          --             --         (5,740)             --
                                                      ---------      ---------      ---------       ---------
Net cash used in investing activities..............      (8,153)        (1,283)      (185,852)         (8,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net............       1,992          2,728         74,781              --
Proceeds from initial public offering, net.........      75,741             --             --              --
Proceeds from notes payable to banks...............          --             --        110,819          25,819
Purchases of treasury stock........................      (1,172)            --             --              --
Payment of dividends...............................      (1,603)            --             --              --
Repayment of notes payable to banks................     (84,737)        (9,373)            --              --
Repayment of notes payable to a Hancock
  affiliate........................................          --             --             --         (33,736)
                                                      ---------      ---------      ---------       ---------
Net cash provided by (used in) financing
  activities.......................................      (9,779)        (6,645)       185,600          (7,917)

Increase (decrease) in cash and cash equivalents...      (1,644)         5,688          2,691         (18,395)
Cash and cash equivalents, beginning of period.....      12,936          7,248          4,557          22,952
                                                      ---------      ---------      ---------       ---------
Cash and cash equivalents, end of period...........   $  11,292      $  12,936      $   7,248       $   4,557
                                                      =========      =========      =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
  Income taxes.....................................   $  11,641      $  14,859      $   1,421       $  10,453
  Interest.........................................   $  26,851      $  28,338      $   1,246       $  22,912

                 See Notes to Consolidated Financial Statements

                       FREEDOM SECURITIES CORPORATION AND
         FREEDOM SECURITIES HOLDING CORPORATION ("PREDECESSOR COMPANY")

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     Freedom Securities Corporation is a holding company which together with its wholly-owned subsidiaries (collectively, the "Company") is a full-service, regionally focused retail brokerage and investment banking firm. The Company is engaged primarily in the retail and institutional brokerage business including corporate finance and underwriting services. The consolidated financial statements include the accounts of the Company including its primary operating subsidiaries: Tucker Anthony Incorporated ("Tucker Anthony"), Sutro & Co. Incorporated ("Sutro"), Cleary Gull & Reiland Inc. ("Cleary Gull") and Freedom Capital Management Corporation ("Freedom Capital").

     The Company was established to facilitate the buyout (the "Acquisition") of Freedom Securities Holding Corporation (the "Predecessor Company"). Until November 29, 1996, the Predecessor Company was a wholly-owned subsidiary of John Hancock Mutual Life Insurance Company ("Hancock") (See Note 3).

     On April 2, 1998, the Company completed its initial public offering, whereby 4.2 million shares of common stock were sold by the Company resulting in net proceeds to the Company of $75.7 million (See Note 4).

     Tucker Anthony, headquartered in Boston and focused on the northeastern United States, and Sutro, headquartered in San Francisco and focused on the western United States, are full service regionally focused retail brokerage and investment banking firms. Cleary Gull, headquartered in Milwaukee and focused primarily on the midwestern United States, is an investment banking, institutional brokerage and investment advisory firm which was acquired by the Company in the second quarter of 1998 (See Note 5). Freedom Capital, the Company's asset management subsidiary, is focused on public sector entities, high net worth individuals and money market funds.

     Tucker Anthony, Sutro and Cleary Gull clear their securities transactions on a fully disclosed basis through Wexford Clearing Services Corporation ("Wexford" or the "clearing broker"), a guaranteed wholly-owned subsidiary of Prudential Securities Incorporated ("Prudential").

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Certain prior period amounts have been reclassified to conform with the current period's financial statement presentation.

  Securities

     Securities transactions and related revenues and expenses are recorded on a trade date basis. Securities owned and securities sold, not yet purchased are stated at market value with related changes in unrealized appreciation or depreciation reflected in principal transactions revenues. Securities sold, not yet purchased represent obligations to deliver specified securities at predetermined prices. The Company is obligated to acquire the securities sold short at prevailing market prices in the future to satisfy these obligations. Arbitrage positions included in securities owned and securities sold, not yet purchased result from buying or selling a security subject to exchange, conversion or reorganization and selling or buying the security or securities to be received upon completion of the exchange, conversion or reorganization. The Company may from time to time

                       FREEDOM SECURITIES CORPORATION AND
         FREEDOM SECURITIES HOLDING CORPORATION ("PREDECESSOR COMPANY")

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

enter into options and futures contracts. These contracts are valued at market with related changes in unrealized appreciation or depreciation reflected in principal transactions revenues.

  Investment Banking

     Investment banking revenues are recorded as follows: management fees as of the offering date, sales commissions on the trade date and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

  Asset Management Fees

     The Company earns fees for investment advisory and custodial services rendered to its clients. Fees are based on a percentage of the average market value of net assets managed, a percentage of quarter-end market value of assets managed or on a fee for account basis, depending on the type of client account. These fees are recorded as earned and billed monthly or quarterly.

  Fixed Assets

     Furniture and fixtures are depreciated on a straight-line basis over their estimated useful lives, generally three to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the economic useful lives of the improvements or the terms of the respective leases. Fixed assets are stated at cost net of accumulated depreciation and amortization of $7.7 million and $2.4 million at December 31, 1998 and 1997, respectively.

  Intangibles

     Intangibles include debt issuance costs ($2.4 million at December 31, 1997), which are reported in other assets, and goodwill. Goodwill is stated at cost net of accumulated amortization and is amortized on a straight-line basis over fifteen years. Debt issuance costs, which were stated at cost net of accumulated amortization and were being amortized on a straight-line basis over five years, were written off in April 1998 in conjunction with the Company's repayment of related debt (See Note 12) and are reflected as an after-tax extraordinary item of $1.2 million in the consolidated statement of income for the year ended December 31, 1998.

     The accumulated amortization of intangibles totaled $4.7 million and $2.7 million at December 31, 1998 and 1997, respectively.

  Stock Based Compensation

     The Company accounts for its stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense related to stock option grants issued at fair market value. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to recognize compensation expense for grants of stock and stock options based on the fair value of those instruments. The Company has elected, as permitted by SFAS No. 123, to adopt the disclosure requirement of SFAS No. 123 and continue to account for stock-based compensation under APB Opinion No. 25.

  Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, the Company recognizes taxes payable or refundable for the current year and

                       FREEDOM SECURITIES CORPORATION AND
         FREEDOM SECURITIES HOLDING CORPORATION ("PREDECESSOR COMPANY")

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

deferred tax liabilities and assets for future consequences of events that have been recognized in the Company's financial statements or tax returns.

     Through November 29, 1996, the Predecessor Company was included in the consolidated U.S. Federal income tax return of Hancock. Pursuant to an agreement with Hancock, the Predecessor Company's share of combined Federal income taxes was equivalent to the total provision or benefit the Predecessor Company would have recorded for such taxes had they been determined on a stand-alone basis.

  Cash Flows

     For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash flows for the year ended December 31, 1998 and the one month period ended December 31, 1996 are shown net of the effects of the acquisitions of Cleary Gull and the Predecessor Company, respectively.

  Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for fiscal years beginning after June 15, 1999, establishes standards for the accounting and reporting of derivative instruments. The Company does not expect the adoption of this statement to have a material impact on the Company's consolidated financial statements.

3.  ACQUISITION FROM HANCOCK

     Under terms of a Contribution Agreement dated October 4, 1996 and consummated on November 29, 1996 among Hancock, the Company, two private investor groups and selected employee investors, Hancock contributed 100% of the issued and outstanding capital stock of the Predecessor Company to the Company in exchange for 4.999% of the issued and outstanding capital stock of the Company and an aggregate consideration of $180 million. With the consummation of the transactions under the Contribution Agreement, the Predecessor Company became a wholly-owned subsidiary of the Company as of the close of business November 29, 1996. Through November 29, 1996, the consolidated financial statements present the financial condition, results of operations and cash flows of the Predecessor Company and its subsidiaries.

     The Acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets and liabilities acquired based upon their fair values at the date of the Acquisition. The purchase price, including acquisition costs, exceeded the fair value of net assets acquired by $28.2 million and the excess was recorded as goodwill.

4.  INITIAL PUBLIC OFFERING

     On April 2, 1998, the Company completed its initial public offering of 7.4 million shares plus an over-allotment of 1.1 million shares (the "Offering"), including 4.2 million shares of $.01 par value common stock ("Common Stock") sold by the Company. The Offering raised approximately $75.7 million for the Company after deducting underwriting discounts, commissions and expenses. The Company used the proceeds and available cash to repay $77.5 million of existing debt (See Note 12).

5.  ACQUISITION OF CLEARY GULL & REILAND INC.

     On Apri1 16, 1998, the Company closed into escrow and funded its acquisition of Cleary Gull, a privately held, investment banking, institutional brokerage, and investment advisory firm headquartered in Milwaukee, Wisconsin. The acquisition was completed on May 1, 1998 after appropriate notification was made to the New

                       FREEDOM SECURITIES CORPORATION AND
         FREEDOM SECURITIES HOLDING CORPORATION ("PREDECESSOR COMPANY")

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

York Stock Exchange and was accounted for under the purchase method of accounting. The consolidated financial statements include the results of Cleary Gull's operations from the date of acquisition. The purchase price, including adjustments in accordance with provisions of the related acquisition agreement, was $24.7 million which included 875,910 shares of the Company's Common Stock (a portion of which is subject to a four year vesting period) valued at $17.4 million and $4.6 million in cash. In addition, stock options to purchase shares of Cleary Gull capital stock with a value of $2.7 million were converted into options to purchase shares of the Company's Common Stock. The excess of the purchase price over the estimated fair value of net assets acquired, which was recorded as goodwill, was $12.5 million and is being amortized over 15 years using the straight-line method of amortization. The Company also granted options to Cleary Gull employees to purchase an additional 239,250 shares of the Company's Common Stock, subsequently canceled these options and re-issued options to purchase 242,910 shares with an exercise price of $13.00 per share.

6.  RECEIVABLES FROM AND PAYABLES TO BROKERS AND DEALERS

     Included in the receivables from brokers and dealers are unsettled proprietary trades and certain overnight funds with Prudential. Included in payables to brokers and dealers are the amounts due to Wexford for collateralized financing of proprietary positions and to the custodian of Freedom Capital's money market funds. The Company's principal source of short-term financing is provided by Wexford, from which the Company can borrow on an uncommitted basis against its proprietary inventory positions, subject to collateral maintenance requirements.

     The Company conducts business with brokers and dealers that are members of the major securities exchanges. The Company monitors the credit standing of such brokers and dealers, monitors the market value of collateral and requests additional collateral as deemed appropriate.

     Amounts receivable from and payable to brokers and dealers consist of the following (in thousands):

                                                          DECEMBER 31,
                                                       ------------------
                                                        1998       1997
                                                       -------    -------
Receivables from brokers and dealers:
     Receivable from Prudential......................  $78,862    $46,129
     Unsettled proprietary trades, net...............      292     24,189
     Receivables from other brokers and dealers......    9,520      3,996
                                                       -------    -------
                                                       $88,674    $74,314
                                                       =======    =======

                                                          DECEMBER 31,
                                                       ------------------
                                                        1998       1997
                                                       -------    -------
Payables to Brokers and Dealers:
     Payable to Wexford..............................  $ 8,134    $16,633
     Payable to custodian............................   77,077     42,088
     Payables to other brokers and dealers...........       95        341
                                                       -------    -------
                                                       $85,306    $59,062
                                                       =======    =======

7.  TRANSACTIONS WITH CUSTOMERS

     For transactions in which the Company, through Wexford, extends credit to customers, the Company seeks to control the risks associated with these activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company and Wexford monitor required margin levels daily and, pursuant to such guidelines, request customers to deposit additional collateral or reduce securities positions when necessary.

                       FREEDOM SECURITIES CORPORATION AND
         FREEDOM SECURITIES HOLDING CORPORATION ("PREDECESSOR COMPANY")

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company has agreed to indemnify Wexford for losses that it may sustain in connection with customer accounts introduced by the Company. At December 31, 1998 and 1997, there were no amounts known to the Company to be indemnified to Wexford for these customer accounts.

8.  SHORT-TERM LOANS

     In periods prior to 1997, short-term loans with banks and a Hancock affiliate were used to finance securities purchased by customers on margin and proprietary inventory positions. Borrowings from the Hancock affiliate were on an uncollateralized basis and bore interest at a rate approximating the commercial paper rate of such affiliate. Interest expense related to these loans was $12.1 million for the eleven months ended November 29, 1996.

9. SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions, and are carried at amounts at which the securities will be subsequently resold or reacquired plus accrued interest. It is the Company's policy to take possession or control of securities purchased under agreements to resell. The Company is required to provide securities to counterparties in order to collateralize repurchase agreements. The Company minimizes credit risk associated with these activities by monitoring credit exposure and collateral values on a daily basis and requiring additional collateral to be deposited or returned when deemed appropriate.

10.  TRANSACTIONS WITH AFFILIATES

     Prior to November 29, 1996, the Predecessor Company had outstanding notes payable to a Hancock affiliate which incurred interest at rates approximating such affiliate's average cost of borrowing and were payable on demand. These notes were repaid on November 29, 1996. Interest expense incurred relating to these notes was $1.7 million for the eleven months ended November 29, 1996.

     The Predecessor Company participated in group insurance arrangements arranged through Hancock and also received certain shared services. The Predecessor Company paid Hancock its allocable share of the cost of such insurance and other items, which amounted to $11.1 million during the eleven months ended November 29, 1996. Subsequent to the Acquisition, the Company continued to participate in the group insurance arrangements through Hancock until June 30, 1997, when the Company obtained its own insurance arrangements. The Company paid to Hancock its allocable share of the cost of such insurance which amounted to $6.1 million and $0.8 million for the six month period ended June 30, 1997 and the one month period ended December 31, 1996, respectively.

     Effective with the Acquisition, the Company entered into management agreements, with certain shareholders, and agreed to pay annual management fees totaling $0.3 million. These agreements terminated in 1998 upon the initial public offering of the Company's Common Stock.

                       FREEDOM SECURITIES CORPORATION AND
         FREEDOM SECURITIES HOLDING CORPORATION ("PREDECESSOR COMPANY")

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11.  SECURITIES

     Securities owned and securities sold, not yet purchased are recorded at market value and consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Securities Owned:
     Obligations of the U.S. government or its agencies.....  $ 27,214    $ 27,396
     State and municipal obligations........................    43,487      38,222
     Arbitrage securities...................................   133,017     291,023
     Other corporate obligations............................    30,474      51,709
     Other corporate stocks and warrants....................    18,286      15,172
                                                              --------    --------
                                                              $252,478    $423,522
                                                              ========    ========
Securities Sold, Not Yet Purchased:
     Obligations of the U.S. government or its agencies.....  $ 18,775    $ 22,890
     State and municipal obligations........................     1,398       1,519
     Arbitrage securities...................................    93,569     322,316
     Other corporate obligations............................     1,712       1,356
     Other corporate stocks and warrants....................     8,694       6,484
                                                              --------    --------
                                                              $124,148    $354,565
                                                              ========    ========

12.  NOTES PAYABLE TO BANKS

     Included in notes payable to banks is the Company's borrowing for fixed asset financing of approximately $16.7 million and $21.4 million at December 31, 1998 and 1997, respectively, which bears interest at 8.02% annually and is payable in equal monthly installments through December 2001. This note is collateralized by furniture, fixtures and leasehold improvements.

     In August 1998, the Company entered into a new unsecured revolving credit agreement (the "Credit Agreement") whereby participating banks have made commitments totaling $50 million. Under the Credit Agreement, the Company has the option to borrow at the federal funds rate or the eurodollar rate (each plus applicable margin as defined, ranging from 0.50% to 0.75% based on a calculated leverage ratio) or the lender's base rate. Borrowings under the Credit Agreement may be prepaid without penalty and the agreement matures on August 21, 2001. Additionally, the Company must pay a quarterly commitment fee calculated at 0.15% per year on the unused facility. Under financial covenants of the Credit Agreement the Company must maintain a minimum net worth and debt to net worth ratio. At December 31, 1998, the Company was in compliance with these covenants and did not have any borrowings under the Credit Agreement.

     Prior to August 1998, the Company maintained a revolving credit agreement with certain participating banks and at December 31, 1997 had $80 million in borrowings outstanding. On April 7, 1998, the $77.5 million balance then outstanding under this revolving credit agreement was repaid in full with the Company's net proceeds from the Offering and available cash.

     The aggregate amount of principal repayment requirements on the fixed asset notes payable at December 31, 1998 is as follows by year (in thousands):

YEAR
----
1999........................................................    $5,131
2000........................................................     5,558
2001........................................................     6,020

                       FREEDOM SECURITIES CORPORATION AND
         FREEDOM SECURITIES HOLDING CORPORATION ("PREDECESSOR COMPANY")

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  INCOME TAXES

     The components of income tax expense (benefit) are (in thousands):

                                                                          ONE MONTH      ELEVEN MONTHS
                                          YEAR ENDED      YEAR ENDED        ENDED            ENDED
                                         DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    NOVEMBER 29,
                                             1998            1997            1996            1996
                                         ------------    ------------    ------------    -------------
Federal:
  Current..............................    $13,358         $ 7,693           $581           $9,422
  Deferred.............................       (575)          1,482           (148)          (3,930)
State:
  Current..............................      5,847           4,501            300            4,784
  Deferred.............................       (447)             61            (53)          (1,432)
                                           -------         -------           ----           ------
                                           $18,183         $13,737           $680           $8,844
                                           =======         =======           ====           ======

     The effective income tax differs from the amount computed by applying the Federal statutory income tax rate as follows (in thousands):

                                                                          ONE MONTH      ELEVEN MONTHS
                                          YEAR ENDED      YEAR ENDED        ENDED            ENDED
                                         DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    NOVEMBER 29,
                                             1998            1997            1996            1996
                                         ------------    ------------    ------------    -------------
Federal statutory income tax...........    $15,608         $11,352           $497           $7,136
State and local income taxes, net of
  federal tax benefits.................      3,510           2,965            160            2,179
Tax exempt interest, net...............       (702)           (770)           (53)            (570)
Other, net.............................       (233)            190             76               99
                                           -------         -------           ----           ------
Effective income tax...................    $18,183         $13,737           $680           $8,844
                                           =======         =======           ====           ======

     The temporary differences which created deferred tax assets and liabilities are included as a net amount in other assets at December 31, 1998 and 1997 as follows (in thousands):

                                                               1998       1997
                                                              -------    ------
Deferred tax assets:
     Deferred compensation..................................  $ 5,038    $5,990
     Reserves...............................................    3,256     2,042
     Other..................................................    3,202     2,118
                                                              -------    ------
          Total deferred tax assets.........................   11,496    10,150
Deferred tax liabilities:
     Net unrealized appreciation on investments.............       --       421
     Other..................................................    1,019       466
                                                              -------    ------
          Total deferred tax liabilities....................    1,019       887
                                                              -------    ------
Net deferred tax asset......................................  $10,477    $9,263
                                                              =======    ======

     At December 31, 1996, the Company had net operating loss carryforwards ("NOLs") related to the original acquisition of Sutro of $3.2 million for which it had recorded a valuation allowance against the full amount of the deferred tax asset. These NOLs were fully utilized in 1997 resulting in a reduction to taxes payable but without a reduction to reported income tax expense since the offset was reported as an adjustment to goodwill.

                       FREEDOM SECURITIES CORPORATION AND
         FREEDOM SECURITIES HOLDING CORPORATION ("PREDECESSOR COMPANY")

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14.  NET CAPITAL REQUIREMENTS

     Certain subsidiaries of the Company are subject to the net capital requirements of the New York Stock Exchange ("Exchange") and the Uniform Net Capital requirements of the Securities and Exchange Commission ("Commission") under Rule 15c3-1. The Exchange and the Commission requirements also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. The Company's principal regulated subsidiaries are discussed below.

     Under the clearing arrangement with Wexford, Tucker Anthony, Sutro and Cleary Gull are required to maintain certain minimum levels of net capital and comply with other financial ratio requirements. At December 31, 1998, Tucker Anthony, Sutro and Cleary Gull were in compliance with all such requirements.

     Tucker Anthony is a registered broker and dealer. At December 31, 1998, Tucker Anthony had net capital of approximately $57.1 million which was $56.1 million in excess of the $1.0 million amount required to be maintained at that date.

     Sutro is a registered broker and dealer. At December 31, 1998, Sutro had net capital of approximately $13.9 million which was $12.9 million in excess of the $1.0 million amount required to be maintained at that date.

     Cleary Gull is a registered broker and dealer. At December 31, 1998, Cleary Gull had net capital of approximately $5.2 million which was $4.4 million in excess of the $0.8 million amount required to be maintained at that date.

     Freedom Trust Company ("FTC") is a subsidiary of Freedom Capital and is a limited purpose trust company. Pursuant to state regulations, FTC is required to meet and maintain certain capital minimums and ratios. At December 31, 1998, FTC's regulatory capital, as defined, was $1.2 million and FTC was in compliance with all such requirements.

15.  COMMITMENTS AND CONTINGENCIES

     The Company leases office space and various types of equipment under noncancelable leases generally varying from one to ten years, with certain renewal options for like terms. Occupancy and equipment expense includes net rentals of $18.3 million and $15.9 million for the years ended December 31, 1998 and 1997, respectively, $1.5 million for the one month period ended December 31, 1996 and $22.5 million for the eleven month period ended November 29, 1996. Included in rent expense for the eleven month period ended November 29, 1996 was $4.7 million of expense related to the present value of future rent costs for space no longer required due primarily to the outsourcing of clearing services.

     At December 31, 1998, the Company's future minimum rental commitments based upon original terms (including escalation costs) under noncancelable leases which have an initial or remaining term of one year or more are as follows (in thousands):


YEAR
----
1999........................................................  $ 19,517
2000........................................................    17,569
2001........................................................    16,863
2002........................................................    16,192
2003........................................................    14,504
Thereafter..................................................    19,326
                                                              --------
     Sub-total..............................................   103,971
Less aggregate sublease income..............................    (3,553)
                                                              --------
                                                              $100,418
                                                              ========

                       FREEDOM SECURITIES CORPORATION AND
         FREEDOM SECURITIES HOLDING CORPORATION ("PREDECESSOR COMPANY")

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company is a defendant or co-defendant in legal actions primarily relating to its broker-dealer activities. It is the opinion of management that the resolution of these legal actions will not have a material adverse effect on the consolidated financial position or results of operations of the Company. Included in other operating expenses, for the eleven month period ended November 29, 1996, is $6.3 million of insurance recoveries relating to certain litigation costs that were incurred in prior years.

     The Company has outstanding underwriting agreements and when-issued contracts which commit it to purchase securities at specified future dates and prices. The Company presells such issues to manage risk exposure related to these off-balance sheet commitments. Transactions which were open at December 31, 1998 have subsequently settled and had no material effect on the consolidated statements of income and financial condition.

     In accordance with the provisions of the Credit Agreement (See Note 12), several of the Company's subsidiaries have executed agreements to guarantee the borrowings of the Company to the benefit of the participating banks.

16.  BENEFITS

     Certain subsidiaries of the Company have qualified profit-sharing plans which cover substantially all their full-time employees. Each plan includes a salary reduction agreement and a matching contribution subject to certain limitations. In addition, a subsidiary may contribute additional amounts to its plan, at its discretion, based upon its profits for the year.

     The aggregate contributions to these plans for the years ended December 31, 1998 and 1997, the one month period ended December 31, 1996 and the eleven month period ended November 29, 1996 were $5.0 million, $7.1 million, $0.5 million and $5.5 million, respectively.

     Freedom Capital has a noncontributory defined benefit pension plan covering substantially all of its employees. Effective August 1, 1997, the plan was amended to provide that no new pension benefits would accrue and no new participants would be admitted after August 1, 1997. Amounts related to the plan are not material to the consolidated financial statements.

     Compensation costs recognized for Common Stock and stock options issued to employees during 1998 and 1997 were $0.6 million and $1.4 million, respectively.

17.  FINANCIAL INSTRUMENTS

     Substantially all of the Company's financial instruments are carried at fair value or amounts approximating fair value. Assets, including cash and cash equivalents, securities owned, securities purchased under agreements to resell and certain receivables are carried at fair value or contracted amounts which approximate fair value. Similarly, liabilities including securities sold, not yet purchased, securities sold under agreements to repurchase and certain payables are carried at fair value or contracted amounts approximating fair value.

     The fair value of the fixed asset financing, estimated using the Company's incremental borrowing rate, approximated its carrying value at December 31, 1998 and 1997. The carrying value of the Company's debt under the former revolving credit agreement at December 31,1997 approximated its fair value.

     In the normal course of business, the Company may enter into transactions in financial instruments to manage its exposure to market risks. At December 31, 1998 and 1997, the Company had equity and futures options outstanding approximating $11.3 and $34.5 million, respectively (notional amounts). The notional amounts are not reflected on the consolidated statements of financial condition and are indicative only of the volume of activity at December 31, 1998 and 1997. They do not represent amounts subject to market risks and, in many cases, limit the Company's overall exposure to market losses by hedging other on-balance sheet

                       FREEDOM SECURITIES CORPORATION AND
         FREEDOM SECURITIES HOLDING CORPORATION ("PREDECESSOR COMPANY")

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and off-balance sheet transactions. The volume of activity in these contracts was not significant during the years ended December 31, 1998, 1997 and 1996.

18.  EARNINGS PER COMMON SHARE

     The Company computes its earnings per share in accordance with SFAS No. 128, "Earnings Per Share." The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

                                              YEAR ENDED          YEAR ENDED        ONE MONTH ENDED
                                             DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                                 1998                1997                1996
                                           -----------------   -----------------   -----------------
                                            BASIC    DILUTED    BASIC    DILUTED    BASIC    DILUTED
                                            -----    -------    -----    -------    -----    -------
Numerator:
     Net income before extraordinary
       item..............................  $26,411   $26,411   $18,698   $18,698   $   740   $   740
     Less: extraordinary item (net of tax
       of $922)..........................   (1,276)   (1,276)       --        --        --        --
                                           -------   -------   -------   -------   -------   -------
     Net income after extraordinary
       item..............................  $25,135   $25,135   $18,698   $18,698   $   740   $   740
Denominator:
     Weighted average shares
       outstanding.......................   18,701    18,701    14,287    14,287    14,313    14,313
     Dilutive effect of:
          Stock options and other
            exercisable shares (a).......       --     1,004        --       446        --        --
                                           -------   -------   -------   -------   -------   -------
     Adjusted weighted average shares
       outstanding.......................   18,701    19,705    14,287    14,733    14,313    14,313
Earnings Per Share:
     Earnings per share before
       extraordinary item................  $  1.41   $  1.34   $  1.31   $  1.27   $  0.05   $  0.05
     Less: extraordinary item (net of
       tax)..............................    (0.07)    (0.06)       --        --        --        --
                                           -------   -------   -------   -------   -------   -------
     Earnings per share after
       extraordinary item................  $  1.34   $  1.28   $  1.31   $  1.27   $  0.05   $  0.05

---------------
(a) Options to purchase 239,553 shares of the Company's Common Stock were outstanding during 1998 but were not included in the computation of diluted earnings per share. The inclusion of such options would have an antidilutive effect on the diluted earnings per share calculation because the exercise price of these options was greater than the average market price of the Company's common shares for 1998.

19.  INCENTIVE PLANS

     The Company has adopted a number of compensation plans to attract, retain and motivate officers and other key employees to compensate them for their contributions to growth and profits of the Company and to encourage employee stock ownership.

                       FREEDOM SECURITIES CORPORATION AND
         FREEDOM SECURITIES HOLDING CORPORATION ("PREDECESSOR COMPANY")

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Stock Option Plans

     The Company has two stock option plans under which officers and other key employees are granted stock options, stock appreciation rights, restricted stock and long-term performance awards at the fair market value of the stock on the date of the grant or on such terms as the administrators, a committee of non-employee directors, may select. Some of the options are currently exercisable and others vest over the next four years if certain individual and Company performance-based goals are met. The options expire within ten years from the date of the grant. There was no option activity prior to 1997. The activity during the years ended December 31, 1997 and 1998 is set forth below:

                                                               EXERCISE PRICE   WEIGHTED-AVERAGE
                                            NUMBER OF SHARES     PER SHARE      EXCERCISE PRICE
                                            ----------------   --------------   ----------------
Options outstanding at December 31,
  1996....................................            --       $          --         $   --
Granted...................................     2,336,652                5.50           5.50
Exercised.................................            --                  --             --
Terminated................................      (202,764)               5.50           5.50
                                               ---------
Options outstanding at December 31, 1997
  (276,247 exercisable)...................     2,133,888       $        5.50         $ 5.50
Granted...................................     1,119,066        4.95 - 20.00          13.21
Exercised.................................      (128,618)        4.95 - 5.70           5.35
Terminated................................      (327,291)       5.50 - 20.00          16.10
                                               ---------
Options outstanding at December 31, 1998
  (633,669 exercisable)...................     2,797,045       $4.95 - 13.00         $ 7.35
                                               =========       =============         ======

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                 OPTIONS OUTSTANDING
                          ---------------------------------   WEIGHTED-AVERAGE           OPTIONS EXERCISABLE
                                               WEIGHTED-         REMAINING       -----------------------------------
RANGE OF EXERCISE         NUMBER OF SHARES      AVERAGE       CONTRACTUAL LIFE   NUMBER OF SHARES   WEIGHTED-AVERAGE
PRICES PER SHARE            OUTSTANDING      EXERCISE PRICE       (YEARS)          EXERCISABLE       EXERCISE PRICE
-----------------         ----------------   --------------   ----------------   ----------------   ----------------
$4.95 -- 5.49...........        67,855           $4.95              9.42              67,855             $4.95
 5.50 -- 5.69...........     2,034,030            5.50              7.56             565,814              5.50
 5.70 -- 13.00..........       695,160           13.00              9.83                  --                --
                             ---------                                               -------
$4.95 -- 13.00..........     2,797,045           $7.35              8.17             633,669             $5.44
                             =========                                               =======

                       FREEDOM SECURITIES CORPORATION AND
         FREEDOM SECURITIES HOLDING CORPORATION ("PREDECESSOR COMPANY")

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company accounts for stock option grants in accordance with APB Opinion No. 25. Pro forma information regarding net income and earnings per share is required under SFAS No. 123 and has been determined as if the Company had accounted for all 1998 and 1997 stock option grants based on the fair value method. The pro forma information presented below is not representative of the effect stock options will have on pro forma net income or earnings per share for future years. The pro forma information for 1998 and 1997 was as follows (in thousands, except per share amounts):

YEAR ENDED DECEMBER 31,                                              1998       1997
-----------------------                                              ----       ----
Net income.........................................  As reported    $25,135    $18,698
                                                     Pro forma      $23,610    $18,318
Earnings per common share:
     Basic after extraordinary item................  As reported    $  1.34    $  1.31
     Basic after extraordinary item................  Pro forma      $  1.26    $  1.28
     Diluted after extraordinary item..............  As reported    $  1.28    $  1.27
     Diluted after extraordinary item..............  Pro forma      $  1.22    $  1.26

     The fair value of each option granted during the year ended December 31, 1998 and 1997 is the estimated present value at grant date. The fair value of 1998 options was estimated using the Black-Scholes option pricing model whereby the expected volatility was based on average volatilities of similar companies. The fair value of 1997 options was estimated using the minimum value model. The following weighted-average assumptions were used for 1998 and 1997, respectively:

     - dividend yield of 1.4% and 0.8%, respectively

     - expected life of 8 and 6 years, respectively

     - risk free interest rate of 5.1% and 5.4%, respectively

     - expected volatility of 56.2% in 1998

     The weighted-average fair value of options granted during 1998 and 1997 whose exercise price equals the fair market value of the Company's stock on grant date was $7.47 and $1.30, respectively. The weighted-average fair value of options granted during 1998 and 1997 whose exercise price is less than the fair market value of the Company's stock on grant date was $7.71 and $4.37, respectively.

  1998 Employee Stock Purchase Plan

     The Employee Stock Purchase Plan (the "ESPP") allows eligible employees to invest from 1% to 10% of their compensation to purchase shares of the Company's Common Stock at a price equal to 85% of its fair market value. The Company has reserved 500,000 shares for purchase by employees under the ESPP and, through December 31, 1998, 44,836 shares have been purchased.

                       FREEDOM SECURITIES CORPORATION AND
         FREEDOM SECURITIES HOLDING CORPORATION ("PREDECESSOR COMPANY")

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

20.  SEGMENT REPORTING DATA

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has two reportable segments: broker-dealer and asset management. The Company's broker-dealer segment includes the retail operations, equity capital markets and trading businesses of its three brokerage subsidiaries, Tucker Anthony, Sutro and Cleary Gull, since they generally offer similar products and services and are subject to uniform regulatory requirements. The Company offers its broker-dealer clients a wide range of products and services, including retail brokerage, investment banking, institutional sales and fixed income products. The asset management segment includes the Company's asset management subsidiary, Freedom Capital, Cleary Gull's Investment Management Services group and asset management business from Tucker Anthony and Sutro. The Company offers its asset management clients investment advisory, portfolio management and custodial services. Substantially all of the Company's business is transacted in the United States. The following table presents information about reported segments (amounts in thousands):

                                                                       ASSET
                                                     BROKER-DEALER   MANAGEMENT   OTHER (a)    TOTAL
                                                     -------------   ----------   ---------   --------
Year Ended December 31, 1998
     Operating revenues............................    $367,603       $47,294      $   467    $415,364
     Income (loss) before income taxes.............      36,038        10,630       (2,074)     44,594
     Total assets..................................     463,594        92,142       50,514     606,250
Year Ended December 31, 1997
     Operating revenues............................    $320,248       $34,376      $   562    $355,186
     Income (loss) before income taxes.............      30,723         7,178       (5,466)     32,435
     Total assets..................................     620,707        58,580       48,300     727,587
One Month Ended December 31, 1996
     Operating revenues............................    $ 25,101       $ 2,202      $     1    $ 27,304
     Income (loss) before income taxes.............       1,208           554         (342)      1,420
     Total assets..................................     408,207        53,330       55,415     516,952
Predecessor Company
Eleven Months Ended November 29, 1996
     Operating revenues............................    $270,646       $30,601      $   124    $301,371
     Income (loss) before income taxes.............      17,037         5,640       (2,290)     20,387
     Total assets..................................     492,463        50,897       67,527     610,887

---------------
(a) Other reflects the activities of the Company's holding companies. Income
    (loss) before income taxes principally includes amortization of goodwill and acquisition interest expense related to financing the Acquisition. Total assets primarily consist of goodwill and deferred taxes.

                       FREEDOM SECURITIES CORPORATION AND
         FREEDOM SECURITIES HOLDING CORPORATION ("PREDECESSOR COMPANY")

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

21.  QUARTERLY INFORMATION (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED):

                                          FIRST         SECOND          THIRD          FOURTH
                                         QUARTER       QUARTER         QUARTER         QUARTER
                                         --------    ------------    ------------    -----------
1998
Net revenues...........................  $100,110(a) $    121,661(a) $     99,862(a) $   118,743(a)
Income before income taxes.............     8,596          13,238          10,621         12,139
Net income before extraordinary item...     5,029           7,635           6,670          7,077
Extraordinary item (net of tax of
  $922)................................        --           1,276              --             --
Net income after extraordinary item....     5,029           6,359           6,670          7,077
Earnings per share:
     Basic before extraordinary item...  $   0.34    $       0.39    $       0.33    $      0.35
     Basic after extraordinary item....      0.34            0.32            0.33           0.35
     Diluted before extraordinary
       item............................      0.32            0.36            0.32           0.34
     Diluted after extraordinary
       item............................      0.32            0.30            0.32           0.34
Stock price range(b):
     High..............................        --    $      23.13    $      21.50    $     19.00
     Low...............................        --    $      17.19    $      11.69    $      9.38

1997
Net revenues...........................  $ 84,777(a) $     85,310(a) $    103,912(a) $   102,815(a)
Income before income taxes.............     6,043           5,040          10,464         10,888
Net income.............................     3,493           2,918           5,967          6,320

Basic earnings per share...............  $   0.25    $       0.20    $       0.42    $      0.44
Diluted earnings per share.............      0.24            0.20            0.41           0.42

---------------

(a) Amounts have been reclassified to conform with fourth quarter 1998 financial statement presentation.

(b) Prices represent the range of sales per share on the New York Stock Exchange since the Company's public offering on April 2, 1998.

22.  SUBSEQUENT EVENTS (UNAUDITED)

     In January 1999, the Company acquired the investment and municipal banking firm of Hopper Soliday & Co., Inc. ("Hopper Soliday"), and merged it with Tucker Anthony. The total purchase price approximated $9 million paid in cash. Hopper Soliday had revenues of approximately $20 million and after-tax net income of approximately $2.6 million for the year ended December 31, 1998.

     In February 1999, the Company, through its Sutro subsidiary, acquired Charter Investment Group, Inc. ("Charter"), a brokerage firm based in Portland, Oregon. The total purchase price approximated $3.7 million, of which $465,000 was paid in cash and the remainder paid with shares of the Company's Common Stock. Charter had 1998 revenues of approximately $7.5 million and had approximately $900 million in brokerage accounts as of December 31, 1998.

     In January 1999, the Company purchased 494,748 shares from SCP Private Equity Partners, L.P., one of the original equity investors in the Company, at $15.56 per share. The purchase was funded from operations of the Company.

     In January 1999, the Company refinanced certain of its existing fixed assets and secured financing for a $4.7 million upgrade of its computer system. This new financing bears interest at 5.15% annually and is payable in equal monthly installments through May 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required in Item 10 will be contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this Report is filed and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required in Item 11 will be contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this Report is filed and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required in Item 12 will be contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this Report is filed and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in Item 13 will be contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this Report is filed and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements

        A listing of all financial statements filed as part of this Annual Report on Form 10-K is included in Item 8.

        (2) Financial Statement Schedules

        All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

        (3) Exhibits

        The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

     (b) (1) Reports on Form 8-K

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            /s/ JOHN H. GOLDSMITH
                                            ------------------------------------
                                            JOHN H. GOLDSMITH
                                            CHAIRMAN OF THE BOARD,
                                            CHIEF EXECUTIVE OFFICER AND DIRECTOR

Date: March 30, 1999

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 1999.

               /s/ JOHN H. GOLDSMITH
---------------------------------------------------    Chairman of the Board, Chief Executive Officer
                 JOHN H. GOLDSMITH                     (Principal Executive Officer) and Director

            /s/ WILLIAM C. DENNIS, JR.                 Executive Vice President, Chief Financial
---------------------------------------------------    Officer (Principal Financial and Accounting
              WILLIAM C. DENNIS, JR.                   Officer)

                /s/ JOHN F. LUIKART
---------------------------------------------------
                  JOHN F. LUIKART                      Director

               /s/ DAVID P. PROKUPEK
---------------------------------------------------
                 DAVID P. PROKUPEK                     Director

               /s/ ROBERT H. YEVICH
---------------------------------------------------
                 ROBERT H. YEVICH                      Director

                /s/ C. HUNTER BOLL
---------------------------------------------------
                  C. HUNTER BOLL                       Director

             /s/ WINSTON J. CHURCHILL
---------------------------------------------------
               WINSTON J. CHURCHILL                    Director

               /s/ THOMAS M. HAGERTY
---------------------------------------------------
                 THOMAS M. HAGERTY                     Director

               /s/ DAVID V. HARKINS
---------------------------------------------------
                 DAVID V. HARKINS                      Director

                /s/ HUGH R. HARRIS
---------------------------------------------------
                  HUGH R. HARRIS                       Director

                 /s/ SETH W. LAWRY
---------------------------------------------------
                   SETH W. LAWRY                       Director

                                 EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION OF DOCUMENT
-------    -----------------------
+  3.1     Restated Certificate of Incorporation of the Company
+  3.2     Bylaws of the Company
+ 10.1     Contribution Agreement by and among the Company, Hancock,
           THL and SCP Private Equity Partners, L.P., dated as of
           October 4, 1996
+ 10.2     Stockholders Agreement by and among the Company and the
           persons listed on the signature pages thereof as the Initial
           Investors, SCP Initial Investor, Employee Investors and
           Seller Initial Investor dated as of November 30, 1996
+ 10.3     Additional Share Agreement by and between the Company and
           Hancock, dated as of November 29, 1996
+ 10.4     Tax Matters Agreement by and between the Company and
           Hancock, dated as of November 29, 1996
+ 10.5     Contribution and Indemnity Agreement by and between the
           Company and John H. Goldsmith, dated as of November 29, 1996
+ 10.6     Management Agreement by and between the Company and THL,
           dated as of November 29, 1996
+ 10.7     Management Agreement by and between the Company and SCP,
           dated as of November 29, 1996
+ 10.8     1996 Stock Option Plan
+ 10.9     Employment Agreement by and between the Company and John H.
           Goldsmith, dated as of November 29, 1996
+10.10     Letter Agreement by and between the Company and William C.
           Dennis, Jr., dated as of April 2, 1997
+10.11     Agreement, by and among Prudential Securities Incorporated,
           John Hancock Clearing Corporation, Tucker Anthony
           Incorporated and Sutro & Co. Incorporated
+10.12     Form of TAMP Incentive Plan Limited Partnership, Limited
           Partnership Agreement, dated as of July 1, 1989
+10.13     Form of TAMP II Incentive Plan Limited Partnership, Limited
           Partnership Agreement, dated as of February 28, 1995
+10.14     Form of TAMM II Incentive Plan Limited Partnership, Limited
           Partnership Agreement, dated as of April 8, 1984
+10.15     Form of Sutro Venture Partners I, L.P. Limited Partnership
           Agreement, dated as of March 21, 1996
+10.16     Form of Sutro Venture Partners II, L.P. Limited Partnership
           Agreement, dated as of March 21, 1996
+10.17     Form of Operating Agreement for Sutro Investment Partners
           IV, LLC dated as of June 30, 1997
++10.18    Agreement and Plan of Merger, by and among the Company, CGRM
           Merger Corp. and Cleary Gull Reiland & McDevitt Inc., dated
           March 9, 1998
++10.19    Cleary Gull Registration Rights Agreement
++10.20    Chattel Leasing Security Agreement by and between T.A.
           Leasing, Inc. and BancBoston Leasing, Inc., dated November
           29, 1996
++10.21    Amended and Restated Chattel Leasing Promissory Note, by and
           between T.A. Leasing, Inc. and BancBoston Leasing, Inc.,
           dated February 28, 1997
++10.22    Chattel Leasing Security Agreement by and between Sutro
           Leasing Inc. and BancBoston Leasing, Inc., dated February
           28, 1997
++10.23    Chattel Leasing Promissory Note by and between Sutro Leasing
           Inc. and BancBoston Leasing, Inc., dated February 28, 1997
++10.24    1998 Long Term Incentive Plan
++10.25    1998 Executive Performance Bonus Plan

EXHIBIT
NUMBER     DESCRIPTION OF DOCUMENT
-------    -----------------------
++10.26    Amendment No. 1 to the Stockholders Agreement dated January
           30, 1998
++10.27    Form of Amendment No. 2 to the Stockholders Agreement
++10.28    Form of Amendment No. 3 to the Stockholders Agreement
++10.29    David P. Prokupek Employment Agreement, dated as of March 9,
           1998
++10.30    Revolving Credit Agreement, by and among the Company,
           BankBoston, N.A., and the other banks party thereto, dated as of August 21, 1998
+++10.31   John F. Luikart Employment Agreement, dated as of September
           15, 1998
++10.32    Kevin J. McKay Employment Agreement, dated as of September
           15, 1998
 10.33     Form of Sutro Venture Partners III, L.P. Limited Partnership
           Agreement, dated as of December 15, 1998.
 10.34     Form of Sutro Venture Partners IV, L.P. Limited Partnership
           Agreement, dated as of December 15, 1998.
 10.35     Amendment to Clearing Agreement (September 8, 1995), dated as of April 23, 1998
 21        Subsidiaries of the Company
 23        Consent of Ernst & Young, LLP, Independent Auditors
 27        Financial Data Schedule

---------------
+ Incorporated by reference to the Company's registration statement on Form S-1
  (File No. 333-44938)

++ Incorporated by reference to the Company's registration statement on Form S-1
   (File No. 333-62857)

     Schedules and exhibits to certain exhibits to this Form 10-K have been omitted, which schedules shall be furnished to the Commission upon request.