Form 10-Q
period 1999-03-31
FREEDOM SECURITIES CORP /DE/
filed 1999-05-14
CIK 1029267

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________


Commission File Number               1-13993

                         FREEDOM SECURITIES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                         04-3335712
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

            One Beacon Street
          Boston, Massachusetts                                     02108
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

Yes [X]     No [ ]

    As of May 10, 1999, the Company has 19,759,233 shares of common stock outstanding.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                Consolidated Statements of Financial Condition -
                  March 31, 1999 and December 31, 1998                        3

                Consolidated Statements of Income - Three months
                  ended March 31, 1999 and 1998                               4

                Consolidated Statements of Cash Flows - Three months
                  ended March 31, 1999 and 1998                               5

                Notes to Consolidated Financial Statements                    6

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           9

     Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk                                                  14

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                              14

     Item 2.  Changes in Securities and Use of Proceeds                      14

     Item 3.  Defaults Upon Senior Securities                                15

     Item 4.  Submission of Matters to a Vote of Security Holders            15

     Item 5.  Other Information                                              15

     Item 6.  Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                                   16

EXHIBIT INDEX                                                                17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         FREEDOM SECURITIES CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Amounts in thousands, except share data)

                                                                                      MARCH 31,      DECEMBER 31,
                                                                                        1999             1998
                                                                                    (unaudited)
                                                                                      ---------      ------------
ASSETS
Cash and cash equivalents                                                             $  8,696         $ 11,292
Receivables from brokers and dealers                                                    66,333           88,674
Securities purchased under agreements to resell                                         59,613          119,861
Securities owned, at market                                                            274,635          252,478
Fixed assets, net of accumulated depreciation and amortization                          20,576           19,479
Goodwill, net of accumulated amortization                                               38,041           34,875
Exchange memberships owned, at cost                                                      5,939            5,939
Deferred taxes                                                                          10,519           10,477
Other receivables                                                                       43,224           31,356
Other assets                                                                            43,647           31,819
                                                                                      --------         --------
               Total assets                                                           $571,223         $606,250
                                                                                      ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payables to brokers and dealers                                                       $ 67,724         $ 85,306
Securities sold under agreements to repurchase                                          25,802           28,582
Securities sold, not yet purchased, at market                                          155,620          124,148
Accrued compensation and benefits                                                       35,771           81,099
Accounts payable and accrued expenses                                                   46,104           47,016
Notes payable to banks                                                                  15,723           16,709
                                                                                      --------         --------
               Total liabilities                                                       346,744          382,860
                                                                                      --------         --------

Stockholders' equity:

Common stock (60,000,000 shares authorized, 20,521,592 and
   20,155,395 shares issued in 1999 and 1998, respectively, $.01 par value)                205              201
Additional paid-in capital                                                             186,610          181,391
Retained earnings                                                                       48,975           42,970
Treasury stock, at cost (734,739 and 76,290 shares in 1999 and 1998, respectively)     (11,311)          (1,172)
                                                                                      --------         --------
               Total stockholders' equity                                              224,479          223,390
                                                                                      --------         --------
               Total liabilities and stockholders' equity                             $571,223         $606,250
                                                                                      ========         ========



See accompanying notes.

                         FREEDOM SECURITIES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                     -------------------------
                                                       1999             1998
                                                     --------         --------
Revenues
     Commissions                                     $ 53,834         $ 43,234
     Principal transactions                            32,555           25,012
     Investment banking                                13,481           14,089
     Asset management                                  14,605            9,906
     Other                                              1,881            1,818
                                                     --------         --------
         Total operating revenues                     116,356           94,059
     Interest income                                   13,248           13,264
                                                     --------         --------
         Total revenues                               129,604          107,323
     Interest expense                                   6,965            7,014
                                                     --------         --------
         Net revenues                                 122,639          100,309

Non-interest expenses
     Compensation and benefits                         79,765           66,378
     Occupancy and equipment                            6,591            5,428
     Communications                                     5,301            4,119
     Brokerage and clearance                            4,485            3,169
     Promotional                                        3,654            2,752
     Other                                             11,386            8,517
                                                     --------         --------
         Total non-interest expenses                  111,182           90,363

Operating pre-tax income                               11,457            9,946

Acquisition interest expense                               --            1,350
                                                     --------         --------
Income before income taxes                             11,457            8,596
Income taxes                                            4,659            3,567
                                                     --------         --------
Net income                                           $  6,798         $  5,029

Net income per share:
     Basic                                           $   0.34         $   0.34
     Diluted                                         $   0.33         $   0.32

Cash dividends declared per share                    $   0.04         $     --

Weighted average common shares outstanding:
     Basic                                             19,823           14,825
     Diluted                                           20,726           15,730



See accompanying notes.

                         FREEDOM SECURITIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ----------------------------
                                                                                  1999                1998
                                                                                --------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $  6,798           $   5,029
Adjustments to reconcile net income to net
   cash from operating activities:
     Depreciation                                                                  1,261               1,112
     Amortization                                                                  1,513               1,154
     Non-cash compensation                                                            41                 508
Changes in assets and liabilities, net of purchases of Hopper Soliday and
   Charter
     (Increase) decrease in operating assets:
         Receivables from brokers and dealers                                     29,311             (29,694)
         Securities purchased under agreements to resell                          60,248              87,029
         Securities owned, at market                                             (20,850)            107,949
         Deferred taxes                                                              (42)                (71)
         Other receivables                                                       (11,868)             (2,161)
         Other assets                                                            (10,429)             (4,130)
     Increase (decrease) in operating liabilities:
         Payables to brokers and dealers                                         (17,582)              7,363
         Securities sold under agreements to repurchase                           (2,780)                 --
         Securities sold, not yet purchased, at market                            31,239            (142,187)
         Accrued compensation and benefits                                       (46,470)            (29,975)
         Accounts payable and accrued expenses                                    (1,494)                337
                                                                                --------           ---------
Net cash from operating activities                                                18,896               2,263

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets                                                         (2,172)               (713)
Acquisitions, net of cash acquired                                                (9,458)                 --
                                                                                --------           ---------
Net cash used in investing activities                                            (11,630)               (713)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net                                            2,056               1,313
Purchases of treasury stock                                                      (10,140)                 --
Payment of dividends                                                                (792)                 --
Repayment of notes payable to banks                                                 (986)             (3,649)
                                                                                --------           ---------
Net cash used in financing activities                                             (9,862)             (2,336)

Increase (decrease) in cash and cash equivalents                                  (2,596)               (786)
Cash and cash equivalents, beginning of period                                    11,292              12,936
                                                                                --------           ---------
Cash and cash equivalents, end of period                                        $  8,696           $  12,150
                                                                                ========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
     Income taxes                                                               $  4,021           $   1,445
     Interest                                                                   $  6,445           $   8,272


See accompanying notes.

                         FREEDOM SECURITIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

     Freedom Securities Corporation is a holding company which together with its wholly owned subsidiaries (collectively, the "Company") is a full-service, regionally focused retail brokerage and investment banking firm. The Company is engaged primarily in the retail and institutional brokerage business including corporate finance and underwriting services. The consolidated financial statements include the accounts of the Company and its primary operating subsidiaries: Tucker Anthony Incorporated ("Tucker Anthony"), Sutro & Co. Incorporated ("Sutro"), Cleary Gull & Reiland Inc. ("Cleary Gull"), which was acquired by the Company in the second quarter of 1998, and Freedom Capital Management Corporation ("Freedom Capital").

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

    On April 2, 1998, the Company completed its initial public offering, whereby
4.2 million shares of common stock were sold by the Company resulting in net proceeds to the Company of $75.7 million.

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

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The information included in this Form 10-Q should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.  ACQUISITION OF HOPPER SOLIDAY & CO., INC.

    On January 19, 1999 the Company acquired the investment and municipal banking firm Hopper Soliday & Co., Inc. ("Hopper Soliday") and merged it with Tucker Anthony. The consolidated financial statements include Hopper Soliday's results after December 31, 1998. The purchase price was $9.0 million paid in cash and the acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired, which was recorded as goodwill, was $1.5 million and is being amortized over 15 years using the straight-line method of amortization. In addition, the Company has agreed to make certain incentive and retention payments with a total value of $2.0 million (the majority of which is subject to a three year vesting period).

3.  ACQUISITION OF CHARTER INVESTMENT GROUP, INC.

    On February 1, 1999 the Company, through its Sutro subsidiary, acquired Charter Investment Group, Inc. ("Charter"), a brokerage firm based in Portland, Oregon. The consolidated financial statements include the results of Charter from the date of acquisition and the acquisition was accounted for using the purchase method of accounting. The purchase price was $3.6 million which included 203,665 shares of the Company's Common Stock valued at $3.1 million and $0.5 million paid in cash. The excess of the purchase price over the estimated fair value of net assets acquired, which was recorded as goodwill, was $2.4 million and is being amortized over 15 years using the straight-line method of accounting.

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

    Under a clearing arrangement with Wexford Clearing Services Corporation ("Wexford"), Tucker Anthony, Sutro and Cleary Gull are required to maintain certain minimum levels of net capital and comply with other financial ratio requirements. At March 31, 1999, Tucker Anthony, Sutro and Cleary Gull were in compliance with all such requirements.

    Tucker Anthony is a registered broker and dealer. At March 31, 1999, Tucker Anthony had net capital of approximately $22.8 million which was $21.8 million in excess of the $1.0 million amount required to be maintained at that date.

    Sutro is a registered broker and dealer. At March 31, 1999, Sutro had net capital of approximately $8.7 million which was $7.7 million in excess of the $1.0 million amount required to be maintained at that date.

    Cleary Gull is a registered broker and dealer. At March 31, 1999, Cleary Gull had net capital of approximately $5.7 million which was $5.4 million in excess of the $0.3 million amount required to be maintained at that date.

    Freedom Trust Company ("FTC") is a subsidiary of Freedom Capital and is a limited purpose trust company. Pursuant to state regulations, FTC is required to meet and maintain certain capital minimums and ratios. At March 31, 1999, FTC's regulatory capital, as defined, was $1.2 million and FTC was in compliance with all such requirements.

5.  COMMITMENTS AND CONTINGENCIES

    The Company leases office space and various types of equipment under noncancelable leases generally varying from one to ten years, with certain renewal options for like terms.

    The Company has been named as defendant in a number of civil actions and arbitrations primarily relating to its broker-dealer activities. The Company is also involved, from time to time, in proceedings with, and investigations by, governmental agencies and self regulatory organizations. While the ultimate outcome of litigation involving the Company cannot be predicted with certainty, management believes, based on currently available information, it has meritorious defenses to all such actions and intends to defend each of these vigorously.

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

    The Company has outstanding underwriting agreements and when-issued contracts which commit it to purchase securities at specified future dates and prices. The Company presells such issues to manage risk exposure related to these off-balance sheet commitments. Transactions which were open at March 31, 1999 have subsequently settled and had no material effect on the consolidated statements of income and financial condition.

6.  EARNINGS PER SHARE

    The Company computes its earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share." The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                      ---------------------
                                                         1999          1998
                                                      -------       -------

NUMERATOR
---------

Net income                                            $ 6,798       $ 5,029

DENOMINATOR
-----------

Weighted average shares outstanding                    19,823        14,825
Dilutive effect of:
   Stock options and other exercisable shares             903           905
                                                      -------       -------
Adjusted weighted average shares outstanding           20,726        15,730

Earnings per share:
Basic                                                 $  0.34       $  0.34
Diluted                                               $  0.33       $  0.32

7.  SEGMENT REPORTING DATA

    In 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has two reportable segments: broker-dealer and asset management. The Company's broker-dealer segment includes the retail operations, equity capital markets and trading businesses of its three brokerage subsidiaries, Tucker Anthony, Sutro and Cleary Gull, since they generally offer similar products and services and are subject to uniform regulatory requirements. The Company offers its broker-dealer clients a wide range of products and services, including retail brokerage, investment banking, institutional sales and fixed income products. The asset management segment includes the Company's asset management subsidiary, Freedom Capital, Cleary Gull's Investment Management Services group and asset management business from Tucker Anthony and Sutro. The Company offers its asset management clients investment advisory, portfolio management and custodial services. Substantially all of the Company's business is transacted in the United States. The following table presents information about reported segments (amounts in thousands):

                                                                            Asset
                                                      Broker -Dealer      Management       Other(a)         Total
-------------------------------------------------------------------------------------------------------------------
          THREE MONTHS ENDED MARCH 31, 1999
Operating revenues                                       $101,716           $14,605         $    35        $116,356
Income before income taxes                                  7,928             3,522               7          11,457
Total assets                                              457,903            61,085          52,235         571,223
-------------------------------------------------------------------------------------------------------------------
          THREE MONTHS ENDED MARCH 31, 1998
Operating revenues                                       $ 83,914           $ 9,906         $   239        $ 94,059
Income (loss) before income taxes                           8,185             2,049          (1,638)          8,596
Total assets                                              442,908            72,140          51,279         566,327
-------------------------------------------------------------------------------------------------------------------

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

BUSINESS ENVIRONMENT

    The Company's retail securities brokerage activities, as well as its investment banking, asset management, institutional sales and trading and equity research services, are highly competitive and subject to various risks including volatile trading markets and fluctuations in the volume of market activity. These markets are affected by general economic and market conditions, including fluctuations in interest rates, volume and price levels of securities and flows of investor funds into and out of mutual funds and pension plans and by factors that apply to particular industries such as technological advances and changes in the regulatory environment. The first quarter of 1999 saw a continuation of positive monetary conditions and low inflation which both continued to propel the equity markets in the United States. The Company's financial results have been and may continue to be subject to fluctuations due to these and other factors. Consequently, the results of operations for a particular period may not be indicative of results to be expected for other periods.

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

    Expenses. Compensation and benefits expense includes sales, trading and incentive compensation, which are primarily variable based on revenue production and/or business unit profit contribution, and salaries, payroll taxes and employee benefits which are relatively fixed in nature. Incentive compensation, including bonuses for eligible employees, is accrued proratably throughout the year based on actual or estimated annual amounts. Brokerage and clearance expense includes the cost of securities clearance, floor brokerage and exchange fees. Communications expense includes service charges for telecommunications, news and market data services. Occupancy and equipment expense includes rent and operating expenses for facilities, expenditures for repairs and maintenance, and depreciation and amortization of furniture, fixtures and leasehold improvements. Promotional expense includes travel, entertainment and advertising. Other expenses include general and administrative expenses, including professional services, litigation expenses, goodwill amortization, data processing and other miscellaneous expenses. Acquisition interest expense represents the interest expense incurred under the previous revolving credit agreement, the balance of which was repaid with proceeds from the Company's initial public offering in April 1998.

RESULTS OF OPERATIONS

    The following table compares first quarter results (amounts in millions) in 1999 and 1998:

                                                     THREE MONTHS            PERIOD TO PERIOD          PERCENTAGE OF
                                                  -------------------      --------------------       ---------------
                                                    ENDED MARCH 31,         INCREASE/(DECREASE)        NET REVENUES
                                                  -------------------      --------------------       ---------------
                                                   1999         1998       AMOUNT       PERCENT       1Q99       1Q98
                                                  ------       ------      ------       -------       ----       ----
Revenues:
  Commissions ..............................      $ 53.8       $ 43.2       $10.6          25%          44%        43%
  Principal transactions ...................        32.6         25.0         7.6          30           27         25
  Investment banking .......................        13.5         14.1        (0.6)         (4)          11         14
  Asset management .........................        14.6          9.9         4.7          47           12         10
  Other ....................................         1.9          1.8         0.1           3            1          2
                                                  ------       ------       -----                      ---        ---
     Total operating revenues ..............       116.4         94.0        22.4          24           95         94
  Interest income ..........................        13.2         13.3        (0.1)          0           11         13
                                                  ------       ------       -----                      ---        ---
     Total revenues ........................       129.6        107.3        22.3          21          106        107
  Interest expense .........................         7.0          7.0          --           0            6          7
                                                  ------       ------       -----                      ---        ---
     Net revenues ..........................       122.6        100.3        22.3          22          100        100
Non-interest expenses:
  Compensation and benefits ................        79.8         66.4        13.4          20           65         66
  Occupancy and equipment ..................         6.6          5.4         1.2          21            5          5
  Communications ...........................         5.3          4.1         1.2          29            4          4
  Brokerage and clearance ..................         4.5          3.2         1.3          42            4          3
  Promotional ..............................         3.6          2.8         0.8          33            3          3
  Other ....................................        11.4          8.5         2.9          34            9          9
                                                  ------       ------       -----                      ---        ---
     Total non-interest expenses ...........       111.2         90.4        20.8          23           90         90
Operating pre-tax income ...................        11.4          9.9         1.5          15           10         10
Acquisition interest expense ...............          --          1.3        (1.3)       (100)           0          1
                                                  ------       ------       -----                      ---        ---
Income before income taxes .................        11.4          8.6         2.8          33           10          9
Income taxes ...............................         4.6          3.6         1.0          31            4          4
                                                  ------       ------       -----                      ---        ---
Net income .................................      $  6.8       $  5.0       $ 1.8          35%           6%         5%
                                                  ======       ======       =====                      ===        ===


    THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

    The Company generated first quarter 1999 net income of $6.8 million, a 35% increase over the first quarter of 1998. With the exception of investment banking revenues, the Company experienced significant year over year revenue growth due to strong commission revenues, solid trading activities and a substantial increase in assets under management. Additionally, the early retirement of debt in April 1998 resulted in a decline in acquisition interest expense of $1.3 million in the 1999 first quarter compared to prior year's quarter. Earnings per share (diluted) were $0.33 for the 1999 first quarter on
20.7 million shares as compared to $0.32 in the first quarter of 1998 on 15.7 million shares. In April 1999 the Company's Board of Directors declared a quarterly dividend of $0.05 per share, up 25% when compared with prior quarterly dividends paid.

    Total operating revenues increased $22.4 million or 24% to $116.4 million for the quarter ended March 31, 1999 from $94.0 million for the quarter ended March 31, 1998 reflecting revenue growth in all of the Company's operating subsidiaries. The Company's first quarter 1999 revenues reflect the inclusion of Cleary Gull which was acquired in the second quarter of 1998. The Company's results also benefited from the first quarter 1999 acquisitions of Hopper Soliday and Charter. Net revenues rose 22% to a record $122.6 million for the first quarter of 1999 compared with $100.3 million for the same period last year.

    Commission revenues rose 25% to $53.8 million for the 1999 first quarter from $43.2 million a year ago, primarily due to an increased number of investment executives, higher average productivity and continued penetration into new markets.

    Revenues from Principal transactions were $32.6 million, up $7.6 million or 30% from $25.0 million in the 1998 first quarter, mainly due to revenue growth in the Company's over-the-counter and fixed income businesses as well as higher revenues from proprietary trading activities.

    Investment banking revenues for three months ended March 31, 1999 were $13.5 million, down slightly from $14.1 million for the same period a year ago in part due to transactions slipping to later in the year.

    The Company's asset management business remained strong during the first quarter of 1999 with year over year revenue growth of 47%. This revenue increase is primarily due to growth in assets under management which reached $9.4 billion at March 31, 1999, up $2.3 billion due to new money added to the funds as well as asset appreciation from equity market performance. Asset management revenues reached $14.6 million for the three months ended March 31, 1999 representing 12% of the Company's net revenues compared to 10% or $9.9 million for the three months ended March 31, 1998.

    Interest income of $13.2 million for the three months ended March 31, 1999 was essentially flat when compared to the same period a year ago. Interest expense, excluding those expenses associated with financing the Acquisition, was $7.0 million for the three months ended March 31, 1999 and was also flat relative to last year.

    Compensation and benefits expense increased $13.4 million or 20% to $79.8 million for the three months ended March 31, 1999 from $66.4 million for the three months ended March 31, 1998, primarily due to increased incentive and production related compensation as well as the inclusion of Cleary Gull, Hopper Soliday and Charter in 1999.

    Non-compensation related operating expenses increased an aggregate of $7.4 million or 31% to $31.4 million for the three months ended March 31, 1999 from $24.0 million in the first quarter 1998. The increase in the first quarter of 1999 includes approximately $3.3 million of operating expenses for Cleary Gull, Hopper Soliday and Charter which were not included in 1998. The Company's non-compensation operating expenses, excluding expenses from acquired companies, rose $4.1 million primarily due to increased occupancy and equipment expense related to new branches and additional office space, greater communication and technology investments for business expansions, additional clearing costs resulting from higher business volumes and increased professional fees and organizational costs associated with new hiring and acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

    The Company receives dividends, interest on loans and other payments from its subsidiaries, which are the Company's primary source of funds to pay expenses, service debt and pay dividends. Distributions and interest payments to the Company from its registered broker-dealer subsidiaries, the Company's primary sources of liquidity, are restricted as to amounts which may be paid by applicable law and regulations. The Net Capital Rules are the primary regulatory restrictions regarding capital resources. The Company's rights to participate in the assets of any subsidiary are also subject to prior claims of the subsidiary's creditors, including customers of the broker-dealer subsidiaries.

    Borrowings under the previous revolving credit agreement were repaid in full with the net proceeds from the Company's initial public offering and available cash, leaving the Company with $15.7 million of indebtedness at March 31, 1999 under a fixed asset credit facility (the "Fixed Asset Facility") secured by the Company's fixed assets. In August 1998, the Company entered into a new unsecured revolving credit agreement (the "Credit Agreement") whereby participating banks have made commitments totaling $50 million. Under the Credit Agreement, the Company has the option to borrow at the federal funds rate or the eurodollar rate (each plus applicable margin as defined, ranging from 0.50% to 0.75% based on a calculated leverage ratio) or the agent's base rate. Borrowings under the Credit Agreement, which matures on August 21, 2001, may be prepaid without penalty. Additionally, the Company must pay a quarterly commitment fee for the new credit facility calculated at 0.15% per year on the unused facility. At March 31, 1999, the Company did not have any borrowings under the Credit Agreement.

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

    As noted above, the Company maintains, through two subsidiaries, the Fixed Asset Facility with BancBoston Leasing Inc. which matures in 2001 and had an outstanding balance at March 31, 1999 of $15.7 million. The Company has historically financed capital expenditures through internal cash generation and through the Fixed Asset Facility. In January 1999, the Company refinanced a portion of the Fixed Asset Facility and secured additional financing for a $4.7 million upgrade of its computer system. This financing bears interest at 5.00% annually and is payable in equal monthly installments through May 2003.

    In addition to normal operating requirements, capital is required to satisfy financing and regulatory requirements. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated capital needs of the subsidiaries. The excess regulatory net capital of the Company's broker-dealer subsidiaries may fluctuate throughout the year reflecting changes in the inventory levels/composition, investment banking commitments and balance sheet components. For example, Tucker Anthony's excess net capital declined at March 31, 1999 primarily due to higher securities inventory positions and increased receivables from affiliates. Management believes that existing capital funds provided from operations, the current credit arrangements with Wexford and the unutilized Credit Agreement from participating banks will be sufficient to finance the operating subsidiaries' ongoing businesses.

       In September 1998, the Board of Directors approved a stock repurchase program that permits the Company's management to purchase at its discretion up to five percent of its Common Stock outstanding or approximately one million shares. The Company will fund the stock repurchases from internal sources or through borrowings and will use the shares for issuance of stock under employee stock option and stock purchase plans, or retain the shares as treasury stock. During the first three months of 1999, the Company repurchased 845,748 shares at an average price of $15.44 per share and issued 187,299 shares to employees as a matching contribution under the Company's profit sharing plan. Included in the shares repurchased are 494,748 shares purchased from SCP Private Equity Partners, L.P., one of the original equity investors in the Company, which were approved by the Company's Board of Directors apart from the stock repurchase program. In April 1999, the Board of Directors authorized the purchase of an additional one million shares pursuant to the Company's stock repurchase program.

CASH FLOWS

    Cash and cash equivalents at March 31, 1999 and 1998 totaled $8.7 million and $12.2 million, respectively. For the three months ended March 31, 1999, funds generated from operating activities of $18.9 million, including net income of $6.8 million, along with available cash were used primarily for purchases of fixed assets, the acquisitions of Hopper Soliday and Charter and purchases of treasury stock.

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

    At this juncture the Company's plan for the remainder of its Year 2000 remediation efforts includes (1) identification, modification and testing of any remaining non-compliant Year 2000 code; (2) identification, inventory, assessment and, if necessary, modification of internal ad hoc systems or applications that may be material to the Company's operations; (3) with the exception of counterparties and customers, documentation of the assessment of the readiness of the Company's material third parties; and (4) a timetable for completion of the plan. The Company completed its written plan to assess and take measures to enhance its Year 2000 readiness. In January 1999, the Company successfully tested the Year 2000 readiness of its data network components. The Company's major vendor for market data certified its system as Year 2000 compliant in February 1999. To date, the Company's Year 2000 costs have been minimal. The Company believes that, going forward, it will incur Year 2000 costs of approximately $500,000 which will be funded out of its working capital. Provided there is an absence of unanticipated critical events, the Company does not expect Year 2000 costs to have a material effect on its operating results, financial condition or cash flows.

    As a contingency plan, the Company intends to have information systems personnel on site, from December 31, 1999 through January 2, 2000, on a 24-hour basis, to insure that any Year 2000 problems that arise, will be addressed and corrected immediately. The Company has been informed by Prudential that it intends to implement a similar contingency plan. The Company believes these measures will be sufficient because of the following reasons: (1) the Company has substantially modified, to the extent it can ascertain the problem, most mission critical code and embedded technology; and (2) the Company's vendors have represented that they are either currently Year 2000 compliant or will become so by the third quarter of 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended March 31, 1999 does not differ materially from that discussed under Item 7a of the Company's Annual Report on Form 10-K for the year ended December 31,1998.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In the normal course of business, the Company and its subsidiaries are named as defendants in various legal proceedings and litigation primarily relating to its broker-dealer activities. The Company believes that it has adequately reserved for such legal proceedings and litigation matters and that they will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (c) UNREGISTERED SECURITIES:

    During the period covered by this report, the Company issued an aggregate of 203,665 shares of Common Stock to the former owners of Charter to acquire their firm in a private placement transaction exempt under section 4(2) of the Securities Act. Additional shares (estimated at no more than 25,000 shares) may be issued in the future under an earnout provision included in the Company's acquisition agreement with Charter. This sale of earnout shares was also exempt under section of 4(2) of the Securities Act.

    Also during the period covered by this report in connection with the Company's acquisition of Hopper Soliday, the Company granted a total of 78,306 shares of restricted stock in a transaction exempt under section 4(2) of the Securities Act.

    Additionally, the Company issued 7,676 shares of Common Stock during the 1999 first quarter in a private placement transaction exempt under section 4(2) of the Securities Act to John Hancock Subsidiaries, Inc. pursuant to the Additional Share Agreement entered into in connection with the Acquisition.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    On April 5, 1999 the Company announced that it was joining its Cleary Gull subsidiary with Tucker Anthony's Equity Capital Markets group to form Tucker Anthony Cleary Gull Capital Markets. The new institutional capital markets and investment management firm is known as Tucker Cleary and began operating on May 3, 1999. Tucker Anthony continues to operate as an independent broker-dealer focusing on its retail brokerage business and other activities including fixed income, risk arbitrage and asset management.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits - The following exhibits are included herein or are incorporated by reference.

                 27 Financial Data Schedule

    (b) Reports on Form 8-K - The company filed no reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FREEDOM SECURITIES CORPORATION
                                                  (REGISTRANT)


DATE: May 14, 1999                   BY: /s/JOHN H. GOLDSMITH
                                         ---------------------------------------
                                            JOHN H. GOLDSMITH
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER



DATE: May 14, 1999                   BY: /s/WILLIAM C. DENNIS, JR.
                                         ---------------------------------------
                                            WILLIAM C. DENNIS, JR.
                                            CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX


ITEM NO.                      DESCRIPTION                   SEQUENTIAL PAGE NO.
--------                      -----------                   -------------------

  27           Financial Data Schedule                              18