Form 10-Q
period 1999-06-30
FREEDOM SECURITIES CORP /DE/
filed 1999-08-13
CIK 1029267

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  X      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR
------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM _________________ TO _________________
------

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

Yes     X     No

    As of August 9, 1999 the Company had 19,117,788 shares of common stock outstanding.

                                TABLE OF CONTENTS



                                                                                                        PAGE
                                                                                                        ----
PART I.                  FINANCIAL INFORMATION

        Item 1.            Financial Statements

                                  Consolidated Statements of Financial Condition -
                                       June 30, 1999 and December 31, 1998                                3

                                  Consolidated Statements of Income - Three and six  months
                                       ended June 30, 1999 and 1998                                       4

                                  Consolidated Statements of Cash Flows - Six months
                                       ended June 30, 1999 and 1998                                       5

                                  Notes to Consolidated Financial Statements                              6

        Item 2.              Management's Discussion and Analysis of Financial Condition
                                and Results of Operations                                                 9

        Item 3.              Quantitative and Qualitative Disclosures About Market Risk                  16

PART II.                 OTHER INFORMATION

        Item 1.              Legal Proceedings                                                           16

        Item 2.              Changes in Securities and Use of Proceeds                                   16

        Item 3.              Defaults Upon Senior Securities                                             16

        Item 4.              Submission of Matters to a Vote of Security Holders                         17

        Item 5.              Other Information                                                           17

        Item 6.              Exhibits and Reports on Form 8-K                                            17

SIGNATURES                                                                                               18

EXHIBIT INDEX                                                                                            19


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                         FREEDOM SECURITIES CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
             (Amounts in thousands, except share and per share data)




                                                                              JUNE 30,       DECEMBER 31,
                                                                               1999              1998
                                                                             (UNAUDITED)
                                                                             -----------     ------------
ASSETS
Cash and cash equivalents                                                      $  4,691         $ 11,292
Receivables from brokers and dealers                                             68,283           88,674
Securities purchased under agreements to resell                                  60,370          119,861
Securities owned, at market                                                     277,952          252,478
Fixed assets, net of accumulated depreciation and amortization                   21,625           19,479
Goodwill, net of accumulated amortization                                        37,290           34,875
Exchange memberships owned, at cost                                               5,955            5,939
Deferred taxes                                                                   10,560           10,477
Other receivables                                                                45,810           31,356
Other assets                                                                     42,243           31,819
                                                                               --------         --------
               Total assets                                                    $574,779         $606,250
                                                                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payables to brokers and dealers                                                $ 78,762         $ 85,306
Securities sold under agreements to repurchase                                   21,884           28,582
Securities sold, not yet purchased, at market                                   135,459          124,148
Accrued compensation and benefits                                                51,993           81,099
Accounts payable and accrued expenses                                            52,382           47,016
Notes payable to banks                                                           11,102           16,709
                                                                               --------         --------
               Total liabilities                                                351,582          382,860
                                                                               --------         --------

Stockholders' equity:
Common stock (60,000,000 shares authorized, 20,421,651 and
   20,155,395 shares issued in 1999 and 1998, respectively,
   $.01 par value)                                                                 204              201
Additional paid-in capital                                                      185,371          181,391
Retained earnings                                                                55,437           42,970
Treasury stock (1,088,018 and 76,290 shares in 1999 and 1998,
   respectively, at cost)                                                       (17,815)          (1,172)
                                                                               --------         --------
               Total stockholders' equity                                       223,197          223,390
                                                                               --------         --------
               Total liabilities and stockholders' equity                      $574,779         $606,250
                                                                               ========         ========



See accompanying notes.

                         FREEDOM SECURITIES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Amounts in thousands, except per share data)






                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 JUNE 30,                          JUNE 30,
                                                       --------------------------         --------------------------
                                                          1999             1998              1999             1998
                                                       ---------        ---------         ---------        ---------

Revenues
     Commissions                                       $  54,455        $  43,834         $ 108,122        $  86,870
     Principal transactions                               32,779           25,420            65,334           50,430
     Investment banking                                   16,858           32,680            30,339           46,769
     Asset management                                     16,845           11,134            31,451           21,039
     Other                                                 2,412            3,023             4,460            4,842
                                                       ---------        ---------         ---------        ---------
         Total operating revenues                        123,349          116,091           239,706          209,950
     Interest income                                      15,297           12,608            28,545           25,873
                                                       ---------        ---------         ---------        ---------
         Total revenues                                  138,646          128,699           268,251          235,823
     Interest expense                                      8,114            7,038            15,079           14,052
                                                       ---------        ---------         ---------        ---------
         Net revenues                                    130,532          121,661           253,172          221,771

Non-interest expenses
     Compensation and benefits                            85,002           79,979           164,853          146,358
     Occupancy and equipment                               7,110            5,727            13,701           11,154
     Communications                                        5,417            4,636            10,603            8,615
     Brokerage and clearance                               5,138            3,559             9,875            6,625
     Promotional                                           4,388            3,728             8,043            6,481
     Other                                                11,224           10,680            22,386           19,240
                                                       ---------        ---------         ---------        ---------
         Total non-interest expenses                     118,279          108,309           229,461          198,473

Operating pre-tax income                                  12,253           13,352            23,711           23,298

Acquisition interest expense                                  --              114                --            1,464
                                                       ---------        ---------         ---------        ---------

Income before income taxes                                12,253           13,238            23,711           21,834
Income taxes                                               4,801            5,603             9,461            9,170
                                                       ---------        ---------         ---------        ---------
Net income before extraordinary item                   $   7,452        $   7,635         $  14,250        $  12,664

Extraordinary item (net of tax of $922)                       --           (1,276)               --           (1,276)
                                                       ---------        ---------         ---------        ---------
Net income after extraordinary item                    $   7,452        $   6,359         $  14,250        $  11,388
                                                       =========        =========         =========        =========

Net income per share:
     Basic before extraordinary item                   $    0.38        $    0.39         $    0.72        $    0.73
     Basic after extraordinary item                    $    0.38        $    0.32         $    0.72        $    0.66
     Diluted before extraordinary item                 $    0.36        $    0.36         $    0.69        $    0.69
     Diluted after extraordinary item                  $    0.36        $    0.30         $    0.69        $    0.62

Cash dividends declared per share                      $    0.05        $    0.04         $    0.09        $    0.04

Weighted average common shares outstanding:
     Basic                                                19,677           19,792            19,750           17,322
     Diluted                                              20,646           21,190            20,698           18,478







See accompanying notes

                         FREEDOM SECURITIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)






                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                  -----------------------------
                                                                                      1999               1998
                                                                                   ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $  14,250          $  11,388
Adjustments to reconcile net income to net
   cash from operating activities:
     Depreciation                                                                      2,549              2,307
     Amortization                                                                      6,863              3,938
     Non-cash compensation                                                                82                549
     Extraordinary item; write-off capitalized debt costs                                 --              2,198
Changes in assets and liabilities, net of effects of acquisitions
    (Increase) decrease in operating assets:
        Receivables from brokers and dealers                                          27,361             (2,828)
        Securities purchased under agreements to resell                               59,491             33,388
        Securities owned, at market                                                  (24,167)            78,375
        Deferred taxes                                                                   (83)              (152)
        Other receivables                                                            (14,454)            (9,360)
        Other assets                                                                 (13,229)            (6,780)
     Increase (decrease) in operating liabilities:
        Payables to brokers and dealers                                               (6,544)             6,699
        Securities sold under agreements to repurchase                                (6,698)             6,846
        Securities sold, not yet purchased, at market                                 11,078           (116,215)
        Accrued compensation and benefits                                            (30,248)            (6,807)
        Accounts payable and accrued expenses                                            587              1,754
                                                                                   ---------          ---------
Net cash provided by operating activities                                             26,838              5,300

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets                                                             (4,276)            (1,762)
Acquisitions, net of cash acquired                                                    (9,458)            (2,860)
                                                                                   ---------          ---------
Net cash used in investing activities                                                (13,734)            (4,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net                                                  546              1,347
Proceeds from initial public offering, net                                                --             76,734
Purchases of treasury stock, net                                                     (16,644)                --
Payment of dividends                                                                  (1,781)                --
Repayment of notes payable to banks                                                   (1,826)           (82,321)
                                                                                   ---------          ---------
Net cash used in financing activities                                                (19,705)            (4,240)

Decrease in cash and cash equivalents                                                 (6,601)            (3,562)
Cash and cash equivalents, beginning of period                                        11,292             12,936
                                                                                   ---------          ---------
Cash and cash equivalents, end of period                                           $   4,691          $   9,374
                                                                                   =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
     Income taxes                                                                  $  11,191          $   7,943
     Interest                                                                      $  14,304          $  15,230



See accompanying notes

                         FREEDOM SECURITIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

     Freedom Securities Corporation is a holding company which together with its wholly owned subsidiaries (collectively, the "Company") is a full-service, regionally focused retail brokerage and investment banking firm. The Company is engaged primarily in the retail and institutional brokerage business including corporate finance and underwriting services. The consolidated financial statements include the accounts of the Company and its primary operating subsidiaries: Tucker Anthony Incorporated ("Tucker Anthony"), Sutro & Co. Incorporated ("Sutro"), Tucker Anthony Cleary Gull ("Tucker Cleary"), and Freedom Capital Management Corporation ("Freedom Capital").

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

    On May 3, 1999, the Company's Cleary Gull & Reiland Inc. ("Cleary Gull") subsidiary, which was acquired by the Company in the second quarter of 1998, joined with Tucker Anthony's equity capital markets group to form Tucker Anthony Cleary Gull, an institutional capital markets and investment management firm.

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

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The information included in this Form 10-Q should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.  ACQUISITION OF HOPPER SOLIDAY & CO., INC.

    On January 19, 1999 the Company acquired the investment and municipal banking firm Hopper Soliday & Co., Inc. ("Hopper Soliday") and merged it with Tucker Anthony. The consolidated financial statements include Hopper Soliday's results after December 31, 1998. The purchase price was $9.0 million paid in cash and the acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired, which was recorded as goodwill, was $1.5 million and is being amortized over 15 years using the straight-line method of amortization. In addition, the Company has agreed to make certain incentive and retention payments with a total value of $2.0 million (the majority of which are subject to a three-year vesting period).

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

    Under a clearing arrangement with Wexford Clearing Services Corporation ("Wexford"), Tucker Anthony, Sutro and Tucker Cleary are required to maintain certain minimum levels of net capital and comply with other financial ratio requirements. At June 30, 1999, Tucker Anthony, Sutro and Tucker Cleary were in compliance with all such requirements.

    Tucker Anthony is a registered broker and dealer. At June 30, 1999, Tucker Anthony had net capital of approximately $38.7 million which was $37.7 million in excess of the $1.0 million amount required to be maintained at that date.

    Sutro is a registered broker and dealer. At June 30, 1999, Sutro had net capital of approximately $9.6 million which was $8.6 million in excess of the $1.0 million amount required to be maintained at that date.

    Tucker Cleary is a registered broker and dealer. At June 30, 1999, Tucker Cleary had net capital of approximately $2.4 million which was $1.3 million in excess of the $1.1 million amount required to be maintained at that date.

    Freedom Trust Company ("FTC") is a subsidiary of Freedom Capital and is a limited purpose trust company. Pursuant to state regulations, FTC is required to meet and maintain certain capital minimums and ratios. At June 30, 1999, FTC's regulatory capital, as defined, was $1.2 million and FTC was in compliance with all such requirements.

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

    The Company has outstanding underwriting agreements and when-issued contracts which commit it to purchase securities at specified future dates and prices. The Company presells such issues to manage risk exposure related to these off-balance sheet commitments. Transactions which were open at June 30, 1999 have subsequently settled and had no material effect on the consolidated statements of income and financial condition.

6.  EARNINGS PER SHARE

    The Company computes its earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share." The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):




                                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                    JUNE 30,                          JUNE 30,
                                                            -------------------------        --------------------------
                                                              1999             1998              1999            1998
                                                            --------       ----------        ----------        --------

NUMERATOR

Net income before extraordinary item                        $  7,452        $  7,635          $ 14,250         $ 12,664
Less: extraordinary item (net of tax of $922)                     --          (1,276)               --           (1,276)
                                                            --------       ----------         --------         --------
Net income after extraordinary item                         $  7,452        $  6,359          $ 14,250         $ 11,388

DENOMINATOR

Weighted average shares outstanding                           19,677           19,792           19,750           17,322
Dilutive effect of:
   Stock options and other exercisable shares                    969            1,398              948            1,156
                                                            --------        ---------         --------         --------
Adjusted weighted average shares outstanding                  20,646           21,190           20,698           18,478

Basic earnings per share before extraordinary item          $   0.38        $    0.39         $   0.72         $   0.73
Less: extraordinary item (net of tax)                           0.00            (0.07)            0.00            (0.07)
                                                            --------        ---------         --------         --------
Basic earnings per share after extraordinary item           $   0.38        $    0.32         $   0.72         $   0.66

Diluted earnings per share before extraordinary item        $   0.36        $    0.36         $   0.69         $   0.69
Less: extraordinary item (net of tax)                           0.00            (0.06)            0.00            (0.07)
                                                            --------        ---------         --------         --------
Diluted earnings per share after extraordinary item         $   0.36        $    0.30         $   0.69         $   0.62


7.  SEGMENT REPORTING DATA

     In 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has two reportable segments: broker-dealer and asset management. The Company's broker-dealer segment includes the retail, equity capital markets and trading businesses of its three brokerage subsidiaries, Tucker Anthony, Sutro and Tucker Cleary, since they generally offer similar products and services and are subject to uniform regulatory requirements. The Company offers its broker-dealer clients a wide range of products and services, including retail brokerage, investment banking, institutional sales and fixed income products. The asset management segment includes the Company's asset management subsidiary, Freedom Capital, Tucker Cleary's Investment Management Services group and asset management business from Tucker Anthony and Sutro. The Company offers its asset management clients investment advisory, portfolio management and custodial services. Substantially all of the Company's business is transacted in the United States. The following table presents information about the Company's segments (amounts in thousands):



                                                                             Asset
                                                       Broker-Dealer      Management        Other (a)          Total
----------------------------------------------------------------------------------------------------------------------------
          THREE MONTHS ENDED JUNE 30, 1999
Operating revenues                                       $106,376           $16,845           $   128           $123,349
Income (loss) before income taxes                           9,182             3,754              (683)            12,253
----------------------------------------------------------------------------------------------------------------------------
         THREE MONTHS ENDED JUNE 30, 1998
Operating revenues                                       $104,920           $11,135           $    36           $116,091
Income (loss) before income taxes                          11,442             2,184              (388)            13,238
----------------------------------------------------------------------------------------------------------------------------
           SIX MONTHS ENDED JUNE 30, 1999
Operating revenues                                        $208,093          $31,451           $   162           $239,706
Income (loss) before income taxes                           17,068            7,323              (680)            23,711
Total assets                                               476,135           48,034            50,610            574,779
----------------------------------------------------------------------------------------------------------------------------
           SIX MONTHS ENDED JUNE 30, 1998
Operating revenues                                        $188,838          $21,040           $    72           $209,950
Income (loss) before income taxes                           19,558            4,302            (2,026)            21,834
Total assets                                               536,036           55,171            64,259            655,466
----------------------------------------------------------------------------------------------------------------------------


(a) Other reflects the activities of the Company's holding companies. Income
(loss) before income taxes mainly reflects amortization of goodwill and acquisition related expenses. Total assets primarily consist of goodwill and deferred taxes.

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

BUSINESS ENVIRONMENT

    The Company's retail securities brokerage activities, as well as its investment banking, asset management, institutional sales and trading and equity research services, are highly competitive and subject to various risks including volatile trading markets and fluctuations in the volume of market activity. These markets are affected by general economic and market conditions, including fluctuations in interest rates, volume and price levels of securities and flows of investor funds into and out of mutual funds and pension plans and by factors that apply to particular industries such as technological advances and changes in the regulatory environment. The first half of 1999 saw a continuation of positive monetary conditions and low inflation which continued to propel the equity markets in the United States. Financial market conditions remained favorable in 1999 despite some uncertainty over the direction of U.S. interest rates in the second quarter. The Company's financial results have been and may continue to be subject to fluctuations due to these and other factors. Consequently, the results of operations for a particular period may not be indicative of results to be expected for other periods.

COMPANY DEVELOPMENTS

    On July 1, 1999, the Company announced that it had signed a definitive agreement to acquire Gibraltar Securities Co. ("Gibraltar"), a leading regional independent brokerage firm located in New Jersey. The total consideration for the acquisition of Gibraltar is about $40 million payable in a combination of cash (approximately 50%) and common stock (approximately 50%). In connection with the acquisition, the Company will enter into employment agreements with certain employees of Gibraltar and will establish a retention program consisting of $6 million in cash and $750,000 of venture capital fund participation units to retain Gibraltar employees. Following the acquisition, Gibraltar will operate as a division of the Company's Tucker Anthony subsidiary.

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

   RESULTS OF OPERATIONS

   THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

    The following table compares second quarter results (amounts in millions) in 1999 and 1998:



                                                       THREE MONTHS           PERIOD TO PERIOD         PERCENTAGE OF
                                                       ENDED JUNE 30,        INCREASE/(DECREASE)        NET REVENUES
                                                    ------------------       -------------------      ----------------
                                                    1999          1998        AMOUNT     PERCENT      2Q99        2Q98
                                                    ----          ----        ------     -------      ----        ----
  Revenues:
    Commissions                                   $ 54.4        $ 43.8       $ 10.6        24%          42%         36%
    Principal transactions                          32.8          25.4          7.4        29           25          21
    Investment banking                              16.9          32.7        (15.8)      (48)          13          27
    Asset management                                16.8          11.1          5.7        51           13           9
    Other                                            2.4           3.0         (0.6)      (20)           2           3
                                                  ------        ------       ------                    ---         ---
       Total operating revenues                    123.3         116.0          7.3         6           95          96
    Interest income                                 15.3          12.6          2.7        21           11          10
                                                  ------        ------       ------                    ---         ---
       Total revenues                              138.6         128.6         10.0         8          106         106
    Interest expense                                 8.1           7.0          1.1        15            6           6
                                                  ------        ------       ------                    ---         ---
       Net revenues                                130.5         121.6          8.9         7          100         100
  Non-interest expenses:
    Compensation and benefits                       85.0          80.0          5.0         6           65          66
    Occupancy and equipment                          7.1           5.7          1.4        24            6           5
    Communications                                   5.4           4.6          0.8        17            4           4
    Brokerage and clearance                          5.1           3.6          1.5        44            4           3
    Promotional                                      4.4           3.7          0.7        18            3           3
    Other                                           11.2          10.7          0.5         5            9           8
                                                  ------        ------       ------                    ---         ---
       Total non-interest expenses                 118.2         108.3          9.9         9           91          89
                                                  ------        ------       ------                    ---         ---

  Operating pre-tax income                          12.3          13.3         (1.0)       (8)           9          11
  Acquisition interest expense                        --           0.1         (0.1)     (100)           0           0
                                                  ------        ------       ------                    ---         ---

  Income before income taxes                        12.3          13.2         (0.9)       (7)           9          11
  Income taxes                                       4.8           5.6         (0.8)      (14)           3           5
                                                  ------        ------       ------                    ---         ---
  Net income before extraordinary item               7.5           7.6         (0.1)       (2)           6           6
  Extraordinary item (net of tax)                     --          (1.2)         1.2       100            0           1
                                                  ------        ------       ------                    ---         ---
  Net income after extraordinary item             $  7.5        $  6.4       $  1.1        17%           6%          5%
                                                  ======        ======       ======                    ===         ===





    Net income was $7.5 million in the 1999 second quarter, compared with net income before extraordinary item of $7.6 million in the same quarter last year. The second quarter of 1998 included an extraordinary item in connection with the write-off of capitalized debt costs resulting from the early retirement of debt with proceeds from the Company's initial public offering. The current quarter's results reflect the continued execution of the Company's business strategy which has been to aggressively expand its retail operations, consolidate its Tucker Anthony and Cleary Gull equity capital markets groups and grow through new acquisitions.

    Total operating revenues increased $7.3 million to a record $123.3 million in the 1999 second quarter, up 6% from $116.0 million a year ago. Net revenues (including the effect of interest income and interest expense) also were a record $130.5 million in the 1999 second quarter, up 7% from $121.6 million in the 1998 second quarter.

    Commission revenues rose 24% to $54.4 million in the second quarter of 1999. The strong expansion of the Company's retail business combined with higher average productivity from existing investment executives led to the current quarter increase. During the second quarter of 1999, the Company opened five new retail branches and hired 34 new investment executives.

    Revenues from principal transactions were $32.8 million, up 29% from $25.4 million in the 1998 second quarter, mainly due to revenue growth in the Company's proprietary trading and fixed income businesses.

    Investment banking revenues for the 1999 second quarter were $16.9 million compared with $32.7 million a year ago. The decline in revenues primarily reflects a reduction from the record high level of underwriting and advisory activity in 1998 and, to a lesser extent, certain transitional effects of the consolidation of the equity capital markets groups of Tucker Anthony and Cleary Gull.

    The Company's asset management revenues grew 51% to $16.8 million in the 1999 second quarter, representing 13% of the Company's net revenues compared to $11.1 million or 9% in the prior year's second quarter. Assets under management reached a record $10 billion at June 30, 1999, up $2.2 billion from June 30, 1998, mainly reflecting new money added to the funds.

    Net interest income, the aggregate of interest income of $15.3 million and interest expense of $8.1 million, was $7.2 million for the current quarter, up 29% from $5.6 million in the comparable 1998 period. The increase in net interest income was mainly attributable to higher customer margin balances resulting from growth in the Company's retail business.

    Compensation and benefits expense was $85.0 million in the second quarter of 1999 versus $80.0 million in the prior year primarily reflecting increased incentive and production-related compensation, front-end loaded costs of recruiting new investment executives and the inclusion of Hopper Soliday and Charter which were acquired in 1999.

    Total non-compensation operating expenses were $33.2 million in the 1999 second quarter, compared with $28.3 million in the second quarter of 1998. The 1999 second quarter includes $1.7 million of non-compensation operating expenses from Hopper Soliday and Charter which were acquired in 1999. Excluding expenses related to these acquired companies, non-compensation operating expenses rose $3.2 million reflecting increased occupancy and equipment costs related to new branches, greater investments in technology and additional clearing costs resulting from higher business volumes.

    The Company's income tax provisions for the quarters ended June 30, 1999 and 1998 were $4.8 million and $5.6 million, respectively. The effective tax rate was 39% for the second quarter of 1999, down from 42% for the comparable 1998 period mainly due to reductions in state taxes as a result of lower taxable income in states with high tax rates.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998.

         The following table compares first half results (dollars in millions) in 1999 and 1998:




                                                    SIX MONTHS             PERIOD TO PERIOD          PERCENTAGE OF
                                                   ENDED JUNE 30,         INCREASE/(DECREASE)         NET REVENUES
                                                ------------------        ------------------        ----------------
                                                1999          1998        AMOUNT     PERCENT        1999        1998
                                                ----          ----        ------     -------        ----        ----
Revenues:
  Commissions                                  $108.1        $ 86.9       $ 21.2        24%          43%         39%
  Principal transactions                         65.3          50.4         14.9        30           26          23
  Investment banking                             30.3          46.8        (16.5)      (35)          12          21
  Asset management                               31.5          21.0         10.5        49           12          10
  Other                                           4.5           4.8         (0.3)       (8)           2           2
                                               ------        ------       ------                    ---         ---
     Total operating revenues                   239.7         209.9         29.8        14           95          95
  Interest income                                28.6          25.9          2.7        10           11          11
                                               ------        ------       ------                    ---         ---
     Total revenues                             268.3         235.8         32.5        14          106         106
  Interest expense                               15.1          14.0          1.1         7            6           6
                                               ------        ------       ------                    ---         ---
     Net revenues                               253.2         221.8         31.4        14          100         100
Non-interest expenses:
  Compensation and benefits                     164.9         146.4         18.5        13           65          66
  Occupancy and equipment                        13.7          11.2          2.5        23            6           5
  Communications                                 10.6           8.6          2.0        23            4           4
  Brokerage and clearance                         9.9           6.6          3.3        49            4           3
  Promotional                                     8.0           6.5          1.5        24            3           3
  Other                                          22.4          19.2          3.2        16            9           8
                                               ------        ------       ------                    ---         ---
     Total non-interest expenses                229.5         198.5         31.0        16           91          89
                                               ------        ------       ------                    ---         ---
Operating pre-tax income                         23.7          23.3          0.4         2            9          11
Acquisition interest expense                     --             1.5         (1.5)     (100)           0           1
                                               ------        ------       ------                    ---         ---
Income before income taxes                       23.7          21.8          1.9         9            9          10
Income taxes                                      9.4           9.2          0.2         3            3           4
                                               ------        ------       ------                    ---         ---
Net income before extraordinary item             14.3          12.6          1.7        13            6           6
Extraordinary item (net of tax)                  --            (1.2)         1.2       100            0           1
                                               ------        ------       ------                    ---         ---
Net income after extraordinary item            $ 14.3        $ 11.4       $  2.9        25%           6%           5%
                                               ======        ======       ======                   ====         ====




    Net income was $14.3 million for the first six months of 1999, up 13% from net income before extraordinary item of $12.6 million in the same period a year ago.

    Total operating revenues for the first half of 1999 increased 14% to $239.7 million from $209.9 million in the comparable 1998 period. Year-to-date net revenues were also up 14% to $253.2 million versus $221.8 million in the comparable 1998 period.

    Commission revenues were $108.1 million, up 24% from $86.9 million in the first six months of 1998. This increase resulted from the Company's efforts to expand its retail operations through the opening of new branch offices and aggressive hiring of new investment executives as well as higher average productivity from existing investment executives.

    Principal transactions revenues rose 30% to $65.3 million for the first half of 1999 from $50.4 million in the same 1998 period, primarily due to higher proprietary trading profits combined with revenue growth in the Company's fixed income and over the counter businesses.

    For the first six months of 1999, investment banking revenues were $30.3 million, compared with $46.8 million in the same period a year ago. Despite a significant improvement in municipal finance fees, year-to-date investment banking revenues were down due to reduced underwriting and advisory activity and, to a lesser extent, certain transitional effects of the consolidation of the equity capital markets groups of Tucker Anthony and Cleary Gull.

    Year-to-date asset management revenues grew 49% to $31.5 million from $21.0 million for the first six months of 1998. This increase reflects the overall growth in assets under management, the majority of which was due to new money added to the funds.

    Net interest income, the aggregate of interest income and interest expense, was $13.5 million for the first six months of 1999, an increase of $1.6 million when compared with $11.9 million a year ago, due primarily to higher customer margin balances generated by the Company's retail operations.

    For the first six months of 1999, compensation and benefits expense was $164.9 million, compared with $146.4 million in the same 1998 period. Of the year-over-year increase, 56% or $10.3 million was attributable to acquired companies with the remainder reflecting higher incentive and production-related compensation and costs of recruiting new investment executives.

    Total non-compensation operating expenses for the first six months of 1999 were $64.6 million, versus $52.1 million for the same 1998 period. Year-to-date non-compensation costs include approximately $5.1 million of operating expenses of acquired companies. Excluding expenses related to these acquired companies, non-compensation operating expenses rose 14% reflecting higher levels of business activity.

    The Company's income tax provisions for the first half of 1999 and 1998 were $9.4 million and $9.2 million, respectively. The effective tax rate was 40% for the first six months of 1999, down from 42% for the first half of 1998 primarily due to reductions in state taxes as a result of lower taxable income in states with high tax rates.

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

    In addition to normal operating requirements, capital is required to satisfy financing and regulatory requirements. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated capital needs of the subsidiaries. The excess regulatory net capital of the Company's broker-dealer subsidiaries may fluctuate throughout the year reflecting changes in inventory levels and/or composition, investment banking commitments and balance sheet components. Management believes that existing capital funds provided from operations, the credit arrangements with Wexford and the unutilized Credit Agreement from participating banks will be sufficient to finance the operating subsidiaries' ongoing businesses.

    Borrowings under the previous revolving credit agreement were repaid in full in April 1998 with the net proceeds from the Company's initial public offering and available cash. In August 1998, the Company entered into a new unsecured revolving credit agreement (the "Credit Agreement") whereby participating banks have made commitments totaling $50 million. Under the Credit Agreement, the Company has the option to borrow at the federal funds rate or the eurodollar rate (each plus applicable margin as defined, ranging from 0.50% to 0.75% based on a calculated leverage ratio) or the agent's base rate. Borrowings under the Credit Agreement, which matures on August 21, 2001, may be prepaid without penalty. Additionally, the Company must pay a quarterly commitment fee for the new credit facility calculated at 0.15% per year on the unused facility. At June 30, 1999, the Company did not have any borrowings under the Credit Agreement. The Company anticipates financing the cash payments for the acquisition of Gibraltar through borrowings under either the existing Credit Agreement or a new credit facility.

    The Company maintains, through two subsidiaries, a fixed asset credit facility (the "Fixed Asset Facility") with BancBoston Leasing Inc. which matures in 2001, is secured by the subsidiaries' fixed assets, and had an outstanding balance at June 30, 1999 of $11.1 million. The Company has historically financed capital expenditures through internal cash generation and through the Fixed Asset Facility. In January 1999, the Company refinanced a portion of the Fixed Asset Facility and secured lease financing for a $4.7 million upgrade of its computer system. This financing bears interest at 5.00% annually and is payable in equal monthly installments through May 2003.

       In September 1998, the Board of Directors approved a stock repurchase program that permits the Company's management to purchase at its discretion up to five percent of its common stock outstanding or approximately one million shares. In April 1999, the Board of Directors authorized the purchase of an additional one million shares. The Company may fund its stock repurchases from internal sources or through borrowings and can use the shares for issuance of stock under employee stock option and stock purchase plans, or retain the shares as treasury stock. During the first six months of 1999, the Company repurchased 1,372,270 shares at an average price of $15.82 per share, issued 187,299 shares of treasury stock to employees as a matching contribution under the Company's profit sharing plan and distributed 173,243 shares of treasury stock sold under the Company's Employee Stock Purchase Plan. Included in the shares repurchased, but not part of the stock repurchase program, are 494,748 shares acquired from SCP Private Equity Partners, L.P., one of the original equity investors in the Company, which were approved by the Company's Board of Directors, and 258,280 shares acquired in private transactions.

CASH FLOWS

    Cash and cash equivalents at June 30, 1999 and 1998 totaled $4.7 million and $9.4 million, respectively. For the six months ended June 30, 1999, funds generated from operating activities of $26.8 million, including net income of $14.3 million, along with available cash were used primarily for purchases of fixed assets, the acquisitions of Hopper Soliday and Charter and purchases of treasury stock.

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

    In the fourth quarter of 1995, the Company began to strategically assess the need for renovation, replacement or retirement of all business applications. This assessment was coincident with the conversion of the Company's principal broker-dealer subsidiaries to clear securities transactions through Wexford, an unaffiliated broker-dealer. During the first half of 1996, in connection with the conversion to Wexford, a substantial portion of all application and vendor code were modified to be Year 2000 compliant and these changes were tested and verified to be materially effective.

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

    Additionally, the Company has assessed the state of readiness of all known technologically oriented service vendors and believes, based on letters of certification, that these vendors are Year 2000 compliant. This determination does not mean that the Company's material third parties pose no Year 2000 risk to the Company. First, the Company is relying in large measure on these parties' assessments of their readiness. Second, there are several vendors, which account for a substantial portion of the Company's mission critical operations, which may be partially or largely, but not fully, Year 2000 compliant. Finally, certain critical third parties, such as exchanges, clearing houses, depositories and other service vendors have no direct functional contact with the Company (as they operate directly with Wexford) but may impact the Company's operations.

    The Company has completed its written plan to assess and take measures to enhance its Year 2000 readiness. In January 1999, the Company successfully tested the Year 2000 readiness of its data network components. The Company's major vendor for market data certified its system as Year 2000 compliant in February 1999. At this juncture the remainder of the Company's Year 2000 remediation efforts include installation of new desktop computers to be completed by August 31, 1999. To date, the Company's Year 2000 costs have been minimal. The Company believes that, going forward, it will incur Year 2000 costs of approximately $100,000 which will be funded out of its working capital. Provided there is an absence of unanticipated critical events, the Company does not expect Year 2000 costs to have a material effect on its operating results, financial condition or cash flows.

    As a contingency plan, the Company intends to have information systems personnel on site, from December 31, 1999 through January 2, 2000, on a 24-hour basis, to insure that any Year 2000 problems that arise will be addressed and corrected immediately. The Company has been informed by Prudential that it intends to implement a similar contingency plan. The Company believes these measures will be sufficient because of the following reasons: (1) the Company has substantially modified, to the extent it can ascertain the problem, most mission critical code and embedded technology; and (2) the Company's vendors have represented that they are Year 2000 compliant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the six months ended June 30, 1999 does not differ materially from that discussed under Item 7a of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (c) Unregistered Securities:
    ---------------------------

    During the 1999 second quarter, the Company issued 3,739 shares of Common Stock in a private placement transaction exempt under section 4(2) of the Securities Act to John Hancock Subsidiaries, Inc. pursuant to the Additional Share Agreement entered into in connection with the Acquisition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on June 10, 1999 stockholders voted upon the following proposals:

PROPOSAL NO. 1 -  ELECTION OF TEN DIRECTORS:
--------------


NAMES                               SHARES FOR            SHARES AGAINST
-----                               ----------            --------------

John H. Goldsmith                   16,201,930                120,075
John F. Luikart                     16,202,839                119,166
David P. Prokupek                   16,175,569                146,436
Robert H. Yevich                    16,191,931                130,074
C. Hunter Boll                      16,194,539                127,466
Winston J. Churchill                16,202,839                119,166
Thomas M. Hagerty                   16,202,839                119,166
David V. Harkins                    16,202,839                119,166
Hugh R. Harris                      16,202,839                119,166
Seth W. Lawry                       16,202,839                119,166

There were no abstentions or broker non-votes with respect to the election of directors.

PROPOSAL NO. 2 -  RATIFICATION OF AUDITORS
--------------

     Ratification of the firm of Ernst & Young, LLP as our independent accountants for the Company for the fiscal year ending December 31, 1999.

                 SHARES FOR       SHARES AGAINST    ABSTENTIONS
                 ----------       --------------    ----------

                 16,301,879          13,976            6,150

A total of 16,322,005 shares were present in person or by proxy at the Annual Meeting.

ITEM 5.  OTHER INFORMATION

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits - The following exhibits are included herein or are incorporated by reference.

                  27   Financial Data Schedule

      (b) Reports on Form 8-K

                  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  FREEDOM SECURITIES CORPORATION
                                           (REGISTRANT)


DATE:  August 12, 1999            BY: /s/ JOHN H. GOLDSMITH
                                      -------------------------------------
                                      JOHN H. GOLDSMITH
                                      CHAIRMAN AND CHIEF EXECUTIVE OFFICER



DATE:  August 12, 1999            BY: /s/ WILLIAM C. DENNIS, JR.
                                      --------------------------------------
                                      WILLIAM C. DENNIS, JR.
                                      CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX
                                  -------------



 ITEM NO.                 DESCRIPTION                SEQUENTIAL PAGE NO.
---------                 -----------                -------------------


   27                Financial Data Schedule                20