Form 10-Q
period 1999-09-30
FREEDOM SECURITIES CORP /DE/
filed 1999-11-15
CIK 1029267

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  X        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
------     SEPTEMBER 30, 1999 OR


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
------     FROM _________________ TO _________________


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

Yes     X     No

     As of November 9, 1999 the Company had 21,657,813 shares of common stock outstanding.

                                TABLE OF CONTENTS
                                -----------------

                                                                           PAGE
                                                                           ----
PART I.   FINANCIAL INFORMATION
-------   ---------------------

   Item 1.  Financial Statements

               Consolidated Statements of Financial Condition -
                 September 30, 1999 and December 31, 1998                    3

               Consolidated Statements of Income - Three and nine months
                 ended September 30, 1999 and 1998                           4

               Consolidated Statements of Cash Flows - Nine months
                 ended September 30, 1999 and 1998                           5

               Notes to Consolidated Financial Statements                    6

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      9

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk       18

PART II.  OTHER INFORMATION
--------  -----------------

   Item 1.  Legal Proceedings                                                18

   Item 2.  Changes in Securities and Use of Proceeds                        18

   Item 3.  Defaults Upon Senior Securities                                  18

   Item 4.  Submission of Matters to a Vote of Security Holders              18

   Item 5.  Other Information                                                19

   Item 6.  Exhibits and Reports on Form 8-K                                 19

SIGNATURES                                                                   20

EXHIBIT INDEX                                                                21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         FREEDOM SECURITIES CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
             (Amounts in thousands, except share and per share data)

                                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                                           1999            1998
                                                                                        (unaudited)
                                                                                       -------------    ------------
ASSETS
Cash and cash equivalents                                                               $   8,417        $  11,292
Receivables from brokers and dealers                                                       74,261           88,674
Securities purchased under agreements to resell                                            96,682          119,861
Securities owned, at market                                                               423,974          252,478
Fixed assets, net of accumulated depreciation and amortization                             22,700           19,479
Goodwill, net of accumulated amortization                                                  62,600           34,875
Exchange memberships owned, at cost                                                         5,955            5,939
Deferred taxes                                                                             10,757           10,477
Other receivables                                                                          56,944           31,356
Other assets                                                                               47,200           31,819
                                                                                        ---------        ---------
               Total assets                                                             $ 809,490        $ 606,250
                                                                                        =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payables to brokers and dealers                                                         $ 138,795        $  85,306
Securities sold under agreements to repurchase                                             40,104           28,582
Securities sold, not yet purchased, at market                                             225,501          124,148
Accrued compensation and benefits                                                          65,376           81,099
Accounts payable and accrued expenses                                                      57,882           47,016
Notes payable to banks                                                                     36,052           16,709
                                                                                        ---------        ---------
               Total liabilities                                                          563,710          382,860
                                                                                        ---------        ---------

Stockholders' equity:
Common stock (60,000,000 shares authorized, 20,443,276 and
   20,155,395 shares issued in 1999 and 1998, respectively, $.01 par value)                   204              201
Additional paid-in capital                                                                187,396          181,391
Retained earnings                                                                          58,462           42,970
Treasury stock (19,340 and 76,290 shares in 1999 and 1998, respectively, at cost)            (282)          (1,172)
                                                                                        ---------        ---------
               Total stockholders' equity                                                 245,780          223,390
                                                                                        ---------        ---------
               Total liabilities and stockholders' equity                               $ 809,490        $ 606,250
                                                                                        =========        =========

See accompanying notes.

                         FREEDOM SECURITIES CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                  -----------------------       ------------------------
                                                    1999           1998           1999           1998
                                                  --------       --------       --------       ---------
Revenues
     Commissions                                  $ 52,197       $ 44,790       $160,320       $ 131,660
     Principal transactions                         31,683         17,320         97,017          67,751
     Investment banking                             23,025         16,581         53,363          63,350
     Asset management                               17,413         12,683         48,863          33,722
     Other                                           2,106          2,083          6,566           6,926
                                                  --------       --------       --------       ---------
         Total operating revenues                  126,424         93,457        366,129         303,409
     Interest income                                17,489         12,825         46,093          38,698
                                                  --------       --------       --------       ---------
         Total revenues                            143,913        106,282        412,222         342,107
     Interest expense                               10,081          6,420         25,219          20,472
                                                  --------       --------       --------       ---------
         Net revenues                              133,832         99,862        387,003         321,635

Non-interest expenses
     Compensation and benefits                      88,521         63,001        253,374         209,361
     Occupancy and equipment                         7,331          6,155         21,032          17,309
     Communications                                  5,570          4,580         16,173          13,195
     Brokerage and clearance                         4,811          3,729         14,624          10,376
     Promotional                                     4,124          3,370         12,166           9,851
     Other                                          12,516          8,406         34,965          27,623
                                                  --------       --------       --------       ---------
         Total non-interest expenses               122,873         89,241        352,334         287,715

Operating pre-tax income                            10,959         10,621         34,669          33,920

Acquisition interest expense                           125             --            125           1,464
                                                  --------       --------       --------       ---------

Income before income taxes                          10,834         10,621         34,544          32,456
Income taxes                                         3,830          3,951         13,290          13,122
                                                  --------       --------       --------       ---------
Net income before extraordinary item              $  7,004       $  6,670       $ 21,254       $  19,334

Extraordinary item (net of tax of $922)                 --             --             --          (1,276)
                                                  --------       --------       --------       ---------
Net income after extraordinary item               $  7,004       $  6,670       $ 21,254       $  18,058
                                                  ========       ========       ========       =========

Net income per share:
     Basic before extraordinary item              $   0.36       $   0.33       $   1.08       $    1.06
     Basic after extraordinary item               $   0.36       $   0.33       $   1.08       $    0.99
     Diluted before extraordinary item            $   0.34       $   0.32       $   1.03       $    1.00
     Diluted after extraordinary item             $   0.34       $   0.32       $   1.03       $    0.94

Cash dividends declared per share                 $   0.05       $   0.04       $   0.14       $    0.08

Weighted average common shares outstanding:
     Basic                                          19,565         20,029         19,688          18,228
     Diluted                                        20,466         20,978         20,622          19,268


See accompanying notes.

                         FREEDOM SECURITIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                   --------------------------
                                                                                     1999             1998
                                                                                   ---------        ---------
Cash Flows from Operating Activities:
Net income                                                                         $  21,254        $  18,058
Adjustments to reconcile net income to net
   cash from operating activities:
     Depreciation                                                                      3,616            3,754
     Amortization                                                                     12,070            3,632
     Non-cash compensation                                                               123              590
     Extraordinary item; write-off capitalized debt costs                                 --            2,198
Changes in assets and liabilities, net of effects of acquisitions
     (Increase) decrease in operating assets:
        Receivables from brokers and dealers                                          21,383          (29,425)
        Securities purchased under agreements to resell                               23,179           20,239
        Securities owned, at market                                                 (114,650)         206,212
        Deferred taxes                                                                  (280)            (353)
        Other receivables                                                            (23,488)          (6,916)
        Other assets                                                                 (20,007)          (4,857)
     Increase (decrease) in operating liabilities:
        Payables to brokers and dealers                                               18,542           20,735
        Securities sold under agreements to repurchase                                11,522           28,029
        Securities sold, not yet purchased, at market                                 96,047         (241,171)
        Accrued compensation and benefits                                            (16,896)          (5,667)
        Accounts payable and accrued expenses                                             68           (3,569)
                                                                                   ---------        ---------
Net cash provided by operating activities                                             32,483           11,489

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets                                                             (6,086)          (3,058)
Acquisitions, net of cash acquired                                                   (28,747)          (2,910)
                                                                                   ---------        ---------
Net cash used in investing activities                                                (34,833)          (5,968)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net                                                  702            1,963
Proceeds from initial public offering, net                                                --           75,741
Purchases of treasury stock, net                                                     (21,613)              --
Payment of dividends                                                                  (2,738)            (800)
Proceeds from (repayments of) bank borrowings, net                                    23,124          (83,517)
                                                                                   ---------        ---------
Net cash used in financing activities                                                   (525)          (6,613)

Decrease in cash and cash equivalents                                                 (2,875)          (1,092)
Cash and cash equivalents, beginning of period                                        11,292           12,936
                                                                                   ---------        ---------
Cash and cash equivalents, end of period                                           $   8,417        $  11,844
                                                                                   =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
     Income taxes                                                                  $  14,799        $   9,163
     Interest                                                                      $  26,135        $  21,495


See accompanying notes.

                         FREEDOM SECURITIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

    Freedom Securities Corporation is a holding company which together with its wholly owned subsidiaries (collectively, the "Company") is a full-service retail brokerage and investment banking firm. The Company is engaged primarily in the retail and institutional brokerage business including corporate finance, underwriting services and asset management. The consolidated financial statements include the accounts of the Company and its primary operating subsidiaries: Tucker Anthony Incorporated ("Tucker Anthony"), Sutro & Co. Incorporated ("Sutro"), Tucker Anthony Cleary Gull ("Tucker Cleary") and Freedom Capital Management Corporation ("Freedom Capital").

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

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The information included in this Form 10-Q should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.  ACQUISITION OF GIBRALTAR SECURITIES CO.

    On September 1, 1999, the Company acquired Gibraltar Securities Co. ("Gibraltar"), a regional brokerage and investment advisory service firm, and merged it with Tucker Anthony. The acquisition was accounted for using the purchase method of accounting and the consolidated financial statements include Gibraltar's results from the acquisition date. The purchase price was $40.3 million which included 1,380,626 shares of the Company's common stock, valued at $19.5 million, and $19.3 million in cash. In addition, stock options to purchase shares of Gibraltar capital stock were converted into options with a net value of $1.5 million to purchase shares of the Company's common stock. The excess of the purchase price over the estimated fair value of net assets acquired, which was recorded as goodwill, was $26.1 million and is being amortized over 15 years using the straight-line method of amortization.

3.  NET CAPITAL REQUIREMENTS

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

     Under a clearing arrangement with Wexford Clearing Services Corporation ("Wexford"), Tucker Anthony, Sutro and Tucker Cleary are required to maintain certain minimum levels of net capital and comply with other financial ratio requirements. At September 30, 1999, Tucker Anthony, Sutro and Tucker Cleary were in compliance with all such requirements.

     Tucker Anthony is a registered broker and dealer. At September 30, 1999, Tucker Anthony had net capital of approximately $16.6 million which was $15.6 million in excess of the $1.0 million amount required to be maintained at that date.

     Sutro is a registered broker and dealer. At September 30, 1999, Sutro had net capital of approximately $8.2 million which was $7.2 million in excess of the $1.0 million amount required to be maintained at that date.

     Tucker Cleary is a registered broker and dealer. At September 30, 1999, Tucker Cleary had net capital of approximately $1.8 million which was $0.5 million in excess of the $1.3 million amount required to be maintained at that date.

     Freedom Trust Company ("FTC") is a subsidiary of Freedom Capital and is a limited purpose trust company. Pursuant to state regulations, FTC is required to meet and maintain certain capital minimums and ratios. At September 30, 1999, FTC's regulatory capital, as defined, was $1.2 million and FTC was in compliance with all such requirements.

4.   COMMITMENTS AND CONTINGENCIES

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

     While there can be no assurance that such actions, proceedings, investigations and litigation will not have a material adverse effect on the financial position or results of operations of the Company in any future period, it is the opinion of management that the resolution of any such actions, proceedings, investigations and litigation will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

     The Company has outstanding underwriting agreements and when-issued contracts which commit it to purchase securities at specified future dates and prices. The Company presells such issues to manage risk exposure related to these off-balance sheet commitments. Transactions which were open at September 30, 1999 have subsequently settled and had no material effect on the consolidated statements of income and financial condition.

5.  EARNINGS PER SHARE

    The Company computes its earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share." The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                           ---------------------       ------------------------
                                                            1999          1998          1999            1998
                                                           -------       -------       -------       ----------
NUMERATOR

Net income before extraordinary item                       $ 7,004       $ 6,670       $21,254         $19,334
Less: extraordinary item (net of tax of $922)                   --            --            --          (1,276)
                                                           -------       -------       -------         -------
Net income after extraordinary item                        $ 7,004       $ 6,670       $21,254         $18,058

DENOMINATOR

Weighted average shares outstanding                         19,565        20,029        19,688          18,228
Dilutive effect of:
   Stock options and other exercisable shares                  901           949           934           1,040
                                                           -------       -------       -------         -------
Adjusted weighted average shares outstanding                20,466        20,978        20,622          19,268

Basic earnings per share before extraordinary item         $  0.36       $  0.33       $  1.08         $  1.06
Less: extraordinary item (net of tax)                           --            --            --           (0.07)
                                                           -------       -------       -------         -------
Basic earnings per share after extraordinary item          $  0.36       $  0.33       $  1.08         $  0.99

Diluted earnings per share before extraordinary item       $  0.34       $  0.32       $  1.03         $  1.00
Less: extraordinary item (net of tax)                           --            --            --           (0.06)
                                                           -------       -------       -------         -------
Diluted earnings per share after extraordinary item        $  0.34       $  0.32       $  1.03         $  0.94


6.   SEGMENT REPORTING DATA

     In 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has two reportable segments: broker-dealer and asset management. The Company's broker-dealer segment includes the retail, equity capital markets and trading businesses of its three brokerage subsidiaries, Tucker Anthony, Sutro and Tucker Cleary, since they generally offer similar products and services and are subject to uniform regulatory requirements. The Company offers its broker-dealer clients a wide range of products and services, including retail brokerage, investment banking, institutional sales and fixed income products. The asset management segment includes the Company's asset management subsidiary, Freedom Capital, Tucker Cleary's Investment Management Services group and the asset management business of Tucker Anthony and Sutro. The Company offers its asset management clients investment advisory, portfolio management and custodial services. Substantially all of the Company's business is transacted in the United States. The following table presents information about the Company's segments (amounts in thousands):

                                                                     Asset
                                                Broker-Dealer      Management         Other (a)        Total
---------------------------------------------------------------------------------------------------------------------
      THREE MONTHS ENDED SEPTEMBER 30, 1999
Operating revenues                                 $108,902          $17,413             $109         $126,424
Income (loss) before income taxes                     7,813            3,880             (859)          10,834
---------------------------------------------------------------------------------------------------------------------
      THREE MONTHS ENDED SEPTEMBER 30, 1998
Operating revenues                                  $80,519          $12,683             $255          $93,457
Income (loss) before income taxes                     7,154            3,126              341           10,621
---------------------------------------------------------------------------------------------------------------------
       NINE MONTHS ENDED SEPTEMBER 30, 1999
Operating revenues                                 $316,995          $48,863             $271         $366,129
Income (loss) before income taxes                    24,874           11,208           (1,538)          34,544
Total assets                                        693,689           64,595           51,206          809,490
---------------------------------------------------------------------------------------------------------------------
       NINE MONTHS ENDED SEPTEMBER 30, 1998
Operating revenues                                 $269,355          $33,722             $332         $303,409
Income (loss) before income taxes                    26,596            7,541           (1,681)          32,456
Total assets                                        419,765           79,707           66,411          565,883
---------------------------------------------------------------------------------------------------------------------

(a)  Other reflects the activities of the Company's holding companies. Income
     (loss) before income taxes mainly reflects amortization of goodwill and acquisition related expenses. Total assets primarily consist of goodwill and deferred taxes.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing in Item 1 of this report. This Form 10-Q may contain or incorporate by reference statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance and involve risks and uncertainties, including but not limited to those identified in the following paragraph, and that actual results may differ materially from those contemplated by such forward-looking statements.

BUSINESS ENVIRONMENT

     The Company's retail securities brokerage activities, as well as its investment banking, asset management, institutional sales, trading and equity research services, are highly competitive and subject to various risks including volatile trading markets and fluctuations in the volume of market activity. These markets are affected by general economic and market conditions, including fluctuations in interest rates, volume and price levels of securities and flows of investor funds into and out of mutual funds and pension plans and by factors that apply to particular industries such as technological advances and changes in the regulatory environment. The first nine months of 1999 saw a continuation of positive monetary conditions and low inflation which continued to propel the equity markets in the United States. Financial market conditions remain favorable in 1999 despite some uncertainty over the direction of U.S. interest rates in the second and third quarters. The Company's financial results have been and may continue to be subject to fluctuations due to these and other factors. Consequently, the results of operations for a particular period may not be indicative of results to be expected for other periods.

COMPANY DEVELOPMENTS

     The Company continues to expand its key businesses through acquisitions. During the nine months ended September 30, 1999, the Company has acquired Hopper Soliday & Co., Inc. ("Hopper Soliday"), an investment and municipal banking firm; Charter Investment Group ("Charter"), a brokerage firm based in Oregon; and Gibraltar Securities Co. ("Gibraltar"), a regional brokerage and investment advisory service firm.

     In addition, on October 29, 1999, the Company completed its previously announced acquisition of Hill, Thompson, Magid & Co., Inc. ("Hill Thompson"), headquartered in Jersey City, New Jersey. Hill Thompson is a wholesale market maker in over-the-counter ("OTC") trading in NASDAQ Small Cap, Bulletin Board and Pink Sheet stocks. The total consideration for the acquisition of Hill Thompson was $45 million paid in a combination of cash (approximately 60%) and common stock (approximately 40%). In connection with the acquisition, the Company entered into employment agreements with certain employees of Hill Thompson and established a retention program consisting of $10 million in restricted common stock. Hill Thompson will operate as a subsidiary of the Company within its broker-dealer segment and its results will be included in the Company's consolidated financial statements in the fourth quarter of 1999.

COMPONENTS OF REVENUES AND EXPENSES

     Revenues. Commission revenues include retail and institutional commissions received by the Company as an agent in securities transactions, including all exchange listed, over-the-counter, mutual fund, insurance and annuity transactions. Principal transactions revenues include principal sales credits and dividends as well as gains and losses from the trading of securities by the Company as principal. Investment banking revenues include selling concessions, underwriting fees and management fees received from the underwriting of corporate or municipal securities as well as fees earned from providing merger and acquisition and other financial advisory services. Asset management revenues include fees generated from providing investment advisory, portfolio management and custodial services to clients, as well as managed account fees and 12b-1 distribution fees. Other revenues primarily consist of retirement plan revenue, third party correspondent clearing fees and other transaction fees. Interest income primarily consists of interest earned on margin loans made to customers, securities purchased under agreements to resell and fixed income securities held in the Company's trading accounts. Net revenues equal total revenues less interest expense. Interest expense includes interest paid under its Wexford financing arrangement and on bank borrowings, securities sold under agreements to repurchase, fixed asset financing and cash balances in customer accounts.

     Expenses. Compensation and benefits expense includes sales, trading and incentive compensation, which are primarily variable based on revenue production and/or business unit profit contribution, and salaries, payroll taxes and employee benefits which are relatively fixed in nature. Incentive compensation, including bonuses for eligible employees, is accrued proratably throughout the year based on actual or estimated annual amounts. Occupancy and equipment expense includes rent and operating expenses for facilities, expenditures for repairs and maintenance, and depreciation and amortization of furniture, fixtures and leasehold improvements. Communications expense includes charges for telecommunications, news and market data services. Brokerage and clearance expense includes the cost of securities clearance, floor brokerage and exchange fees. Promotional expense includes travel, entertainment and advertising. Other expenses include general and administrative expenses, such as professional services, litigation expenses, goodwill amortization, data processing and miscellaneous expenses. Acquisition interest expense represents interest expense related to borrowings under revolving credit agreements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

The following table compares third quarter results (amounts in millions) in 1999 and 1998:

                                          THREE MONTHS           PERIOD TO PERIOD              PERCENTAGE OF
                                       ENDED SEPTEMBER 30,      INCREASE/(DECREASE)             NET REVENUES
                                     ---------------------    -----------------------      ----------------------
                                      1999          1998       AMOUNT         PERCENT        1999          1998
                                     ------        -------    --------        -------      --------       -------
  Revenues:
    Commissions                     $ 52.2        $ 44.8        $ 7.4            17%           39%           45%
    Principal transactions            31.7          17.3         14.4            83            24            17
    Investment banking                23.0          16.6          6.4            39            17            17
    Asset management                  17.4          12.7          4.7            37            13            13
    Other                              2.1           2.1            -             -             2             2
                                    ------        ------        -----                         ---           ---
       Total operating revenues      126.4          93.5         32.9            35            95            94
    Interest income                   17.5          12.8          4.7            36            13            12
                                    ------        ------        -----                         ---           ---
       Total revenues                143.9         106.3         37.6            35           108           106
    Interest expense                  10.1           6.4          3.7            57             8             6
                                    ------        ------        -----                         ---           ---
       Net revenues                  133.8          99.9         33.9            34           100           100
  Non-interest expenses:
    Compensation and benefits         88.5          63.0         25.5            41            66            63
    Occupancy and equipment            7.4           6.2          1.2            19             6             6
    Communications                     5.6           4.6          1.0            22             4             5
    Brokerage and clearance            4.8           3.7          1.1            29             4             4
    Promotional                        4.1           3.4          0.7            22             3             3
    Other                             12.5           8.4          4.1            49             9             8
                                    ------        ------        -----                         ---           ---
       Total non-interest expenses   122.9          89.3         33.6            38            92            89
                                    ------        ------        -----                         ---           ---

  Operating pre-tax income            10.9          10.6          0.3             3             8            11
  Acquisition interest expense         0.1             -          0.1           100             0             0
                                    ------        ------        -----                         ---           ---
  Income before income taxes          10.8          10.6          0.2             2             8            11
  Income taxes                         3.8           3.9         (0.1)           (3)            3             4
                                    ------        ------        -----                         ---           ---
  Net income                        $  7.0        $  6.7        $ 0.3             5%            5%            7%
                                    ======        ======        =====                         ===           ===

     Net income was $7.0 million in the third quarter of 1999, up 5% from $6.7 million in the third quarter of 1998. Earnings per share for the quarter were $0.34, compared with $0.32 a year ago. Third quarter 1999 financial results reflect increased revenues in all of the Company's principal businesses, higher costs related to growth and current year acquisitions.

     Total operating revenues increased $32.9 million to a record $126.4 million in the 1999 third quarter, an increase of 35% from $93.5 million a year ago. Net revenues (including the effect of interest income and interest expense) also were a record $133.8 million in the 1999 third quarter, up 34% from $99.9 million in the 1998 third quarter.

     Commission revenues increased 17% to $52.2 million in the 1999 third quarter from $44.8 million in the 1998 third quarter. The higher commission revenues were attributable to both production from new investment executives as a result of the Company's aggressive hiring during the past year and increased productivity from existing investment executives.

     Revenues from principal transactions were $31.7 million in the third quarter of 1999, up $14.4 million from a year ago due to an increase in the Company's fixed income business as well as significantly higher proprietary trading revenues.

     Investment banking revenues rose 39% to $23.0 million in the current quarter from $16.6 million in the third quarter of 1998 largely due to increased merger and acquisitions, advisory and municipal finance fees.

     The Company's asset management revenues grew 37% to $17.4 million in the third quarter of 1999 compared with $12.7 million in the third quarter of 1998. At September 30, 1999 the Company had a record $10.2 billion in assets under management, compared with $8.0 billion a year ago, mostly reflecting new money added to the funds.

     Net interest income, the aggregate of interest income of $17.5 million and interest expense of $10.1 million, was $7.4 million for the current quarter, up 16% from $6.4 million in the 1998 third quarter. The increase in net interest income was primarily due to higher customer margin balances driven by growth in the Company's retail business.

     Compensation and benefits expense was $88.5 million in the third quarter of 1999 compared with $63.0 million a year ago. As a result of continuing to execute the Company's growth strategy, the current quarter includes costs of $5.5 million related to the acquisitions of Hopper Soliday, Charter, and Gibraltar during 1999 as well as front-end loaded costs of $5.7 million related to hiring new investment executives. The Company expects such expenses to continue as it acquires additional companies, including Hill Thompson in October 1999. The current quarter increase also reflects $11.8 million of higher production and incentive-related compensation attributable to increased business levels.

     Total non-compensation operating expenses were $34.4 million in the 1999 third quarter, compared with $26.3 million in the third quarter of 1998. The 1999 third quarter includes $3.1 million of non-compensation operating expenses related to companies which were acquired in 1999. Excluding expenses related to these acquired companies, non-compensation operating expenses rose $5.0 million principally as a result of higher occupancy, equipment, communications and other costs connected with the Company's ongoing expansion of its retail business, greater investments in technology and clearing costs resulting from higher business volumes.

     The Company's income tax provisions for the quarters ended September 30, 1999 and 1998 were $3.8 million and $3.9 million, respectively. The effective tax rate was 35% for the third quarter of 1999, down from 37% for the comparable 1998 period primarily reflecting changes in state taxes as a result of higher taxable income in states with lower tax rates.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998.


The following table compares nine month results (dollars in millions) in 1999 and 1998:


                                              NINE MONTHS              PERIOD TO PERIOD              PERCENTAGE OF
                                          ENDED SEPTEMBER 30,        INCREASE/(DECREASE)              NET REVENUES
                                      --------------------------- ---------------------------  --------------------------
                                          1999          1998         AMOUNT        PERCENT        1999          1998
                                      ------------- ------------- -------------  ------------  ------------  ------------
  Revenues:
    Commissions                           $160.3      $131.7         $28.6            22%           41%           41%
    Principal transactions                  97.0        67.8          29.2            43            25            21
    Investment banking                      53.4        63.3          (9.9)          (16)           14            20
    Asset management                        48.9        33.7          15.2            45            13            10
    Other                                    6.5         6.9          (0.4)           (5)            2             2
                                      ------------- ------------- -------------                ------------  ------------
       Total operating revenues            366.1       303.4          62.7            21            95            94
    Interest income                         46.1        38.7           7.4            19            12            12
                                      ------------- ------------- -------------                ------------  ------------
       Total revenues                      412.2       342.1          70.1            20           107           106
    Interest expense                        25.2        20.5           4.7            23             7             6
                                      ------------- ------------- -------------                ------------  ------------
       Net revenues                        387.0       321.6          65.4            20           100           100
  Non-interest expenses:
    Compensation and benefits              253.4       209.4          44.0            21            65            65
    Occupancy and equipment                 21.0        17.3           3.7            22             6             5
    Communications                          16.2        13.2           3.0            23             4             4
    Brokerage and clearance                 14.6        10.4           4.2            41             4             3
    Promotional                             12.1         9.8           2.3            24             3             3
    Other                                   35.0        27.6           7.4            27             9             9
                                      ------------- ------------- -------------                ------------  ------------
       Total non-interest expenses         352.3       287.7          64.6            22            91            89
                                      ------------- ------------- -------------                ------------  ------------
  Operating pre-tax income                  34.7        33.9           0.8             2             9            11
  Acquisition interest expense               0.1         1.5          (1.4)          (91)            0             1
                                      ------------- ------------- -------------                ------------  ------------
  Income before income taxes                34.6        32.4           2.2             6             9            10
  Income taxes                              13.3        13.1           0.2             1             3             4
                                      ------------- ------------- -------------                ------------  ------------
  Net income before extraordinary item      21.3        19.3           2.0            10             6             6
  Extraordinary item (net of tax)              -       (1.2)           1.2           100             0             0
                                      ------------- ------------- -------------                ------------  ------------
  Net income after extraordinary item     $ 21.3      $ 18.1         $ 3.2            18%            6%            6%
                                      ============= ============= =============                ============  ============

     Net income was $21.3 million for the first nine months of 1999, up $2.0 million or 10% from net income before extraordinary item of $19.3 million in the comparable 1998 period. Year-to-date 1998 financial results included an extraordinary item in connection with the write-off of capitalized debt costs resulting from the early retirement of debt with proceeds from the Company's initial public offering.

     For the first nine months of 1999, total operating revenues were $366.1 million, an increase of $62.7 million or 21% from $303.4 million in the same period a year ago. Year-to-date net revenues increased 20% to $387.0 million from $321.6 million in the comparable 1998 period.

     Commission revenues grew 22% to $160.3 million in the first nine months of 1999. The increase was driven by the expansion of the Company's retail operations through the opening of new branch offices and aggressive hiring of new investment executives as well as higher productivity from existing investment executives.

     Principal transactions revenues increased 43% to $97.0 million for the first nine months of 1999 from $67.8 million in the same 1998 period, primarily due to higher proprietary trading profits combined with revenue growth in the Company's fixed income and over-the-counter businesses.

     For the first nine months of 1999, investment banking revenues were $53.4 million, compared with $63.3 million in the same period a year ago. Despite a significant improvement in municipal finance fees, year-to-date investment banking revenues were lower than the prior year because of reduced underwriting and advisory activity in the second quarter of 1999 versus the record high level in 1998 and, to a lesser extent, certain transitional effects of the consolidation of equity capital markets groups into Tucker Cleary.

     Year-to-date asset management revenues rose 45% to $48.9 million from $33.7 million for the first nine months of 1998, largely a result of overall growth of $2.2 billion in assets under management from the prior year.

     Net interest income, the aggregate of interest income and interest expense, was $20.9 million for the first nine months of 1999, up $2.7 million or 15% from $18.2 million a year ago, due primarily to higher customer margin balances generated by the Company's retail operations.

     Year-to-date compensation and benefits expense was $253.4 million, compared with $209.4 million in the same 1998 period. Of the year-over-year increase, $15.8 million was attributable to companies acquired since April 1998 with the remainder primarily reflecting higher incentive and production-related compensation and costs of recruiting new investment executives.

     Total non-compensation operating expenses for the first nine months of 1999 were $98.9 million, versus $78.3 million a year ago. Year-to-date non-compensation expenses include approximately $8.6 million of operating expenses related to companies acquired since second quarter 1998. Excluding expenses related to the acquired companies, non-compensation operating expenses rose $12.0 million or 15% from the prior year. Occupancy, equipment, communications and other costs increased, mostly due to retail branch expansion. Expenses also increased as a result of clearing costs reflecting higher business volumes and greater investments in technology.

     The Company's income tax provisions for the first nine months of 1999 and 1998 were $13.3 million and $13.1 million, respectively. The effective tax rate was 38% for the first nine months of 1999, down from 40% for the first nine months of 1998 primarily reflecting changes in state taxes as a result of higher taxable income in states with lower tax rates.

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

     The majority of the subsidiaries' assets are financed through Wexford, by securities sold under repurchase agreements and by securities sold, not yet purchased. The Company's principal source of short-term financing stems from its clearing arrangement with Wexford under which the Company can borrow on an uncommitted collateralized basis against its proprietary inventory positions. This financing generally is obtained from Wexford at rates based upon prevailing market conditions. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings.

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

     In addition to normal operating requirements, capital is required to satisfy financing and regulatory requirements. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated capital needs of the subsidiaries. The excess regulatory net capital of the Company's broker-dealer subsidiaries may fluctuate throughout the year reflecting changes in inventory levels and/or composition, investment banking commitments and balance sheet components. For example, Tucker Anthony's excess net capital declined at September 30, 1999 primarily due to higher securities inventory positions and increased receivables from affiliates. Management believes that funds provided from operations, the credit arrangements with Wexford and funds from revolving credit agreements will be sufficient to finance the operating subsidiaries' ongoing businesses.

     Borrowings under a previous revolving credit agreement were repaid in full in April 1998 with the net proceeds from the Company's initial public offering and available cash. In August 1998, the Company entered into a new unsecured revolving credit agreement (the "Credit Agreement") whereby participating banks made commitments totaling $50 million. Under the Credit Agreement, the Company has the option to borrow at the federal funds rate or the eurodollar rate (each plus applicable margin as defined, ranging from 0.50% to 0.75% based on a calculated leverage ratio) or the agent's base rate. Borrowings under the Credit Agreement, which matures on August 21, 2001, may be prepaid without penalty. Additionally, the Company must pay a quarterly commitment fee for the credit facility calculated at 0.15% per year on the unused facility. At September 30, 1999, the Company had borrowed $26 million under the Credit Agreement to finance cash payments related to the acquisition of Gibraltar. In October 1999, the balance remaining of $24 million was drawn down in connection with the acquisition of Hill Thompson. In November 1999, the Company secured additional financing of $50 million through an amendment to its existing Credit Agreement.

     The Company maintains, through two subsidiaries, a fixed asset credit facility (the "Fixed Asset Facility") with BancBoston Leasing Inc. which matures in 2001, is secured by the subsidiaries' fixed assets, and had an outstanding balance at September 30, 1999 of $10 million. The Company has historically financed capital expenditures through internal cash generation and through the Fixed Asset Facility. In January 1999, the Company refinanced a portion of the Fixed Asset Facility and secured lease financing for a $4.7 million upgrade of its computer system. This financing bears interest at 5.00% annually and is payable in equal monthly installments through May 2003.

     In September 1998, the Board of Directors approved a stock repurchase program that permits the Company to purchase up to five percent of its common stock outstanding or approximately one million shares. In April 1999, the Board of Directors authorized the purchase of an additional one million shares. To date, the Company has funded its stock repurchases from internal sources. During the first nine months of 1999, the Company's treasury stock activities consisted of repurchased shares of 1,771,670 at an average price of $15.61 per share, 208,351 shares of stock issued to employees as a matching contribution under profit sharing plans, distribution of 231,885 shares of stock sold under the Company's Employee Stock Purchase Plan, and 1,388,384 shares issued in conjunction with acquisitions. Included in the shares repurchased, but not part of the stock repurchase program, are 494,748 shares acquired from SCP Private Equity Partners, L.P., one of the original equity investors in the Company, which were approved by the Company's Board of Directors, and 258,280 shares acquired in private transactions.

CASH FLOWS

     Cash and cash equivalents at September 30, 1999 totaled $8.4 million compared with $11.8 million at September 30, 1998. Year-to-date 1999 cash flows from operating activities provided $32.5 million, including net income of $21.3 million. In addition, $23.8 million was provided primarily by net proceeds from bank borrowings. These cash inflows and available cash were used for the acquisitions of Hopper Soliday, Charter and Gibraltar totaling $28.7 million, for net purchases of $21.6 million of treasury stock, to purchase $6.1 million of fixed assets and to pay dividends of $2.7 million.

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

     In the fourth quarter of 1995, the Company began to strategically assess the need for renovation, replacement or retirement of all business applications. This assessment was coincident with the conversion of the Company's principal broker-dealer subsidiaries to clear securities transactions through Wexford, an unaffiliated broker-dealer. During the first half of 1996, in connection with the conversion to Wexford, a substantial portion of all application and vendor code was modified to be Year 2000 compliant and these changes were tested and verified to be materially effective.

     Although Wexford is the contracting party for the provision of clearing services, it in fact delivers those services through the operations of its guaranteeing parent company, Prudential Securities Incorporated ("Prudential"), a leading registered broker and dealer. Consequently, it is the readiness of Prudential that is critical when assessing the Year 2000 compliance of the clearing and operations capacity of the Company's active broker-dealer subsidiaries. Prudential has been assessed, by internal industry standards established by the Securities Industry Association, to be within the top tier of Year 2000 readiness. In industry-wide testing conducted by the Securities Industry Association, in which Prudential took part, Prudential and other participants were able to input transactions and send them to the appropriate markets for execution, confirmation and clearance under simulated Year 2000 conditions.

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

     The Company has completed its written plan to assess and take measures to enhance its Year 2000 readiness. In January 1999, the Company successfully tested the Year 2000 readiness of its data network components. The Company's major vendor for market data certified its system as Year 2000 compliant in February 1999. The Company's Year 2000 costs have been minimal and, provided there is an absence of unanticipated critical events, the Company does not expect Year 2000 costs to have a material effect on its operating results, financial condition or cash flows.

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

     The Company is cautiously optimistic about its current state of readiness and its ability to make any further necessary modifications to internal systems in time for the Year 2000. The Company also believes that its major third party service provider, Prudential, has undertaken a systematic approach to the Year 2000 problem and will complete its plan which is designed to achieve a state of readiness. However, there are factors outside the control of the Company which make certainty impossible such as: (1) the inability to assess the readiness of market counterparties and customers; (2) the inability to achieve assurance as to any material third parties' representations of readiness; (3) the global exposure of material third parties to Year 2000 problems outside the United States which have a "knock-on" effect within the domestic securities markets and operations; and (4) the limitations in anticipating all aspects of a problem with which there is no prior historical experience. The presence of any or all of these and other factors could have a material adverse effect on the Company's businesses, operating results, financial condition and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the nine months ended September 30, 1999 does not differ materially from that discussed under Item 7a of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) UNREGISTERED SECURITIES:

     During the period covered by this report, the Company issued 1,380,626 shares of common stock to the former owners of Gibraltar to acquire their firm in a private placement transaction exempt under section 4(2) of the Securities Act.

     Additionally, the Company issued 4,191 shares of common stock during the 1999 third quarter in private placement transactions exempt under section 4(2) of the Securities Act to John Hancock Subsidiaries, Inc. pursuant to the Additional Share Agreement entered into in connection with the acquisition of the Company's subsidiaries from John Hancock.

     Also during the period covered by this report, the Company signed a definitive agreement for the acquisition of Hill Thompson. The acquisition, which was completed on October 29, 1999, included the issuance of 1,233,405 shares of common stock in transactions exempt under section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

     In early November 1999, the Company appointed John B. Mullin to serve as Chief Financial Officer on an interim basis while an industry-wide search is in progress to identify a successor to William C. Dennis, Jr. A decision was reached by the Company that Mr. Dennis would no longer continue in his role as Chief Financial Officer. Mr. Dennis still remains employed by the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - The following exhibits are included herein or are incorporated by reference;

           27   Financial Data Schedule

     (b) Reports on Form 8-K - The following reports were filed with the Securities and Exchange Commission during the quarter ended September 30, 1999:

           July 9, 1999 (Item 5)
           Disclosed the Company's anticipated acquisition of Gibraltar, a regional brokerage and investment advisory firm, that was merged with its Tucker Anthony subsidiary.

           September 22, 1999 (Item 5)
           Disclosed the Company's anticipated acquisition of Hill Thompson, a wholesale market maker in OTC trading in NASDAQ Small Cap, Bulletin Board and Pink Sheet stocks which will operate as a subsidiary of the Company.

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



                                           FREEDOM SECURITIES CORPORATION
                                                    (REGISTRANT)


DATE:  November 12 , 1999         BY:  /s/ JOHN H. GOLDSMITH
                                       -----------------------------------------
                                           JOHN H. GOLDSMITH
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER



DATE:  November 12 , 1999         BY:  /s/ JOHN B. MULLIN
                                       -----------------------------------------
                                           JOHN B. MULLIN
                                           CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX
                                  -------------


ITEM NO.                       DESCRIPTION                 SEQUENTIAL PAGE NO.
--------                       -----------                 -------------------


  27                     Financial Data Schedule                   20