Form 10-K
period 1999-12-31
FREEDOM SECURITIES CORP /DE/
filed 2000-03-24
CIK 1029267

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
    PERIOD FROM                   TO

                          COMMISSION FILE NUMBER: 1-13993

                            ---------------------------

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

               TITLE OF CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
   Common Stock, par value $.01 per share                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 21, 2000, the registrant had 22,275,048 shares of common stock outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 21, 2000 was approximately $232,538,604 (based on the closing price on the New York Stock Exchange on that date).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the registrant's annual meeting of shareholders to be held May 18, 2000 are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K, including without limitation "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A Quantitative and Qualitative Disclosures About Market Risk," contains or incorporates both historical and "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates", "believes", "expects", "intends", "future" and similar expressions identify forward-looking statements. Any such "forward-looking" statements in this report reflect the Company's current views with respect to future events and financial performance, and are subject to a variety of factors that could cause the actual results or performance to differ materially from historical results or from the anticipated results or performance expressed or implied by such forward-looking statements. Because of such factors, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the anticipated results. The risks and uncertainties that may affect the Company's business include but are not limited to: volatility in the stock markets, economic conditions, governmental regulations, technological advances affecting the Company's industry, pricing and competition, retention of key personnel, the Company's ability to successfully integrate acquired businesses, the Company's relationship with its clearing agent, the communications and information systems of the Company and its business partners, the sufficiency of financial resources to sustain and expand the Company's operations, civil and enforcement liability related to operating in the securities industry, and other factors described elsewhere in this report and in prior filings with the Securities and Exchange Commission (the "Commission" or "SEC"). Readers should not place undue reliance on such forward-looking statements, which speak only as of the date hereof, and should be aware that, except as may be otherwise legally required of the Company, the Company undertakes no obligation to publicly revise any such forward-looking statements to reflect events or circumstances that may arise after the date hereof.

ITEM 1.  BUSINESS

COMPANY OVERVIEW

     Freedom Securities Corporation is a holding company which together with its subsidiaries (collectively, the "Company" or "Freedom") is a full-service retail brokerage, investment banking and asset management firm. The Company provides a wide range of products and investment services including securities brokerage and trading services, investment banking and research, and asset management and other investment advisory services.

     The Company was formed in November 1996 to effect the acquisition (the "Acquisition") of Freedom Securities Holding Corporation and its subsidiaries (collectively, the "Predecessor Company") from John Hancock Mutual Life Insurance Company ("Hancock"). The Acquisition was financed through purchases of equity securities by approximately 350 employees of the Company including senior management and investment executives as well as by affiliates of Thomas H. Lee Company and SCP Private Equity Partners, L.P. and through borrowings under a credit facility.

     In April 1998, the Company completed its initial public offering of 7.4 million shares plus an over allotment of 1.1 million shares, including 4.2 million shares of common stock sold by the Company.

     Management believes that it can best serve the needs of its clients in various regions through separate, independently managed operating companies, while avoiding cost duplication by using shared clearing and support services. This approach enables the Company to capitalize on each organization's name recognition, historical areas of expertise and close community ties while lessening the Company's reliance on a single region's economy. The Company's four principal operating subsidiaries are described below:

        - Tucker Anthony Incorporated ("Tucker Anthony"), headquartered in Boston, is a brokerage and investment banking firm. Tucker Anthony's divisions include Tucker Anthony Cleary Gull

          ("Tucker Cleary"), an investment banking and institutional brokerage firm; Gibraltar Securities Co. ("Gibraltar"), a New Jersey-based brokerage and investment advisory firm acquired by the Company in the third quarter of 1999; and Tucker Anthony MidAtlantic Division ("TA MidAtlantic"), formerly Hopper Soliday & Co., Inc. ("Hopper Soliday"), a Pennsylvania-based municipal finance and underwriting brokerage firm acquired by the Company in the first quarter of 1999.

        - Sutro & Co. Incorporated ("Sutro"), headquartered in San Francisco, is a West Coast regional brokerage and investment banking firm.

        - Hill, Thompson, Magid & Co., Inc. ("Hill Thompson") is a New Jersey-based over-the-counter trading firm that the Company acquired in the fourth quarter of 1999.

        - Freedom Capital Management Corporation ("Freedom Capital") is a Boston-based asset management firm.

     The consolidated financial statements and other data included elsewhere in this report include the results of operations of the acquired companies from their respective dates of acquisition.

     Tucker Anthony, Sutro and Cleary Gull Investment Management Services, Inc. ("Cleary Gull IMS") clear their securities transactions on a fully disclosed basis through Wexford Clearing Services Corporation ("Wexford"), a guaranteed wholly-owned subsidiary of Prudential Securities Incorporated ("Prudential"). Hill Thompson clears all proprietary securities transactions on a self-clearing basis and substantially all customer transactions through Schroder & Co., Inc. on a fully disclosed basis.

     The Company employed 2,535 people at December 31, 1999.

DESCRIPTION OF BUSINESS ACTIVITIES

     The Company's four main areas of business, described below, are its (1) full-service retail brokerage operations; (2) equity capital markets activities;
(3) asset management business and (4) trading activities.

  Retail Operations

     In its retail operations, the Company focuses on maintaining and developing strong client relationships through a dedicated community focus while providing the breadth and quality of services and products offered by national brokerage firms. Tucker Anthony and Sutro provide their retail clients with a broad range of services delivered in a personalized, service-oriented manner. In addition to recommending and effecting transactions in securities, the Company makes available equity research reports prepared by Tucker Cleary, Sutro, and other research analysts and offers services such as financial and tax planning, and trust and estate advice to its retail clients. The Company believes that the personalized nature and range of services it provides to its clients is a key factor in the success of its retail brokerage businesses.

     The retail operations of Tucker Anthony and Sutro, conducted in 18 states and the District of Columbia, have together generated 54%, 51% and 57% of the Company's net revenues in 1999, 1998 and 1997, respectively, and have historically represented the Company's core business. A large portion of the Company's revenues is generated from commissions or fees earned as a broker or dealer for individual clients in the purchase and/or sale of equity securities, fixed income securities, mutual funds, insurance products, options and U.S. government and municipal securities.

     As of December 31, 1999, retail customers had approximately $43 billion of assets in over 238,000 brokerage accounts. Management believes that the experience of its 900 investment executives and their strong ties to their communities help differentiate the Company from its competitors and enable the Company to more effectively access and serve its clients. The Company's strategy of providing its investment executives with a high level of support and the flexibility to operate in an entrepreneurial manner has allowed the Company to recruit and retain highly effective, motivated investment executives, many of whom have significant tenure at their local branch offices. Management believes that Tucker Anthony and Sutro have been able to successfully recruit and retain investment executives for a number of reasons, including a corporate culture that rewards performance, encourages employee ownership, and provides advanced technology, competitive payouts, no discount sharing and a service-driven rather than a product-driven environment.

     The Company is currently beta testing its technology for on-line trading and plans to offer on-line trading capabilities to certain of its fee-based retail clients in the near future. The Company continues to enhance its commitment to customer service by providing its investment executives with upgraded account information systems and flexibility in determining fee schedules for certain services based upon the level of customer needs, and by providing an array of one-stop investment and financial planning services. The Company plans to continue to improve the profitability of its retail operations primarily by hiring additional experienced and highly productive investment executives who are attracted to the Company because of its entrepreneurial culture, high level of product offerings and technological support.

  Equity Capital Markets

     The Company's equity capital markets business consists of equity research, investment banking, institutional sales, trading and syndication services. Each of Tucker Cleary and Sutro has historically demonstrated strengths in offering various investment banking services, including merger and acquisition services, public offerings and private placements to clients. The respective research and investment banking departments of Tucker Cleary and Sutro target emerging and middle-market companies within the industries in which they specialize, such as consumer products, healthcare, financial services, distribution and logistics, internet and technology and business services. Within each of these industries, Tucker Cleary and Sutro have focused on various niches which each believes offers it the greatest opportunities. Each firm focuses its equity capital markets group on coordinating its research, institutional sales, corporate finance, trading and syndication functions. Management believes that its research will be a key factor in growing its equity capital markets activities. The Company's revenues from equity capital markets activities generated 13%, 20% and 14% of the Company's net revenues in 1999, 1998 and 1997, respectively.

     Tucker Cleary and Sutro execute securities transactions for institutional investors such as banks, mutual funds, insurance companies and pension and profit-sharing plans. These investors normally purchase and sell securities in large quantities, which transactions require specialized marketing and trading expertise. In order to service these institutional accounts, the Company has established a network of institutional offices located in New York, Boston, San Francisco, Los Angeles, Milwaukee, Chicago, Denver and Washington, D.C.

     Institutional transactions are executed by the Company acting as agent or principal. The Company permits discounts from its commission schedule to its institutional customers. The amount of such discounts can vary with the size of particular transactions and other factors. The Company believes that it receives a significant portion of its institutional brokerage commissions as a consequence of its research advice and services regarding specific corporations and industries, its principal transactions business and its investment banking activities.

     The Company's investment banking activities are performed by the corporate finance and syndicate departments of Tucker Cleary and Sutro. The corporate finance groups manage and underwrite public offerings of equity and, to a significantly lesser extent, debt securities, arrange private placements of equity and debt securities and provide financial advice in connection with mergers and acquisitions, divestitures and other corporate reorganizations and restructurings. The managed public equity offerings and merger and acquisition transactions of Tucker Cleary and Sutro are typically undertaken for emerging or middle-market companies in the consumer products, healthcare, financial services, distribution and logistics, technology and business services sectors or for companies located in each firm's respective geographic region.

     Historically, the Company's merger and acquisition advisory business has been a significant component of the Company's investment banking revenues. The Company believes that it has a well established merger and acquisition advisory business and plans to capitalize on this strength by further building upon the equity capital markets groups of Tucker Cleary and Sutro.

     The syndicate departments coordinate the distribution of managed and co-managed corporate securities offerings and accept invitations to participate in underwritings managed by other investment banking firms.

     The Company, through certain subsidiaries and employee incentive arrangements, has participated from time to time in the past and may participate from time to time in the future as an equity investor in connection with specific transactions.

     The Company intends to continue to increase its equity capital markets business by committing greater resources to and carefully focusing its research and investment banking coverage on geographical regions and industries which management believes offer the greatest opportunities. Management also believes that consolidations within the investment banking industry, as a whole, will offer enhanced opportunities for those firms which maintain their local and industry specific focus.

  Asset Management

     The Company provides investment advisory and portfolio management services to institutions, pension and endowment funds, money market funds, professional firms, individuals and trusts. The asset management business consists of Freedom Capital, Cleary Gull IMS and asset management business from Tucker Anthony and Sutro. As of December 31, 1999, total assets under management were over $11.0 billion. Asset management revenues in 1999 increased 42% over the prior year and have represented 12%, 11% and 9% of the Company's net revenues in 1999, 1998 and 1997, respectively.

     Freedom Capital, headquartered in Boston, was formed in 1930. Freedom Capital has developed a leading position in the management of public funds for local Massachusetts municipalities and agencies, has developed an increasing presence in certain sectors of the union pension fund market and has expanded its high net worth asset management business. As of December 31, 1999, Freedom Capital had $7.8 billion in assets under management of which $3.7 billion are in money market funds for which it acts as an investment advisor. As with other aspects of the Company's business, Freedom Capital is focused on service and client communication. To foster active and attentive management, Freedom Capital limits the number of client relationships of each portfolio manager. This policy is intended to provide each portfolio manager with the time necessary to foster ongoing client relationships and the opportunity to discuss portfolio strategies with the client. In addition, Freedom Capital provides its clients with economic commentary and investment letters on a regular basis.

     Cleary Gull IMS is an asset management firm based in Milwaukee and a wholly-owned subsidiary of the Company. Cleary Gull IMS provides primarily investment management services to institutional accounts and high net worth individuals and had almost $1.0 billion in assets under management at December 31, 1999. The Company acquired Cleary Gull Reiland & McDevitt Inc. ("Cleary Gull") in the second quarter of 1998. During 1999, the investment banking, equity research and institutional brokerage activities of Cleary Gull and Tucker Anthony were combined to form Tucker Cleary, a division of Tucker Anthony. The remaining business of Cleary Gull, now Cleary Gull IMS, is investment management services provided to institutional accounts and high net worth individuals.

     Freedom Trust Company, a New Hampshire chartered trust company and a subsidiary of Freedom Capital, commenced operations in early 1996 to provide clients the opportunity to place their assets in trust so that the Company may continue to provide asset management services to such trusts after the client's death. Freedom Trust Company had assets under custody of $576 million as of December 31, 1999.

  Trading and Other Broker-Dealer Activities

     Tucker Anthony, Sutro and Hill Thompson make markets, buying and selling as principal, in common stocks, convertible preferred stocks, warrants and other securities traded on Nasdaq or other over-the-counter ("OTC") markets. As of December 31, 1999, the Company made markets in equity securities of over 9,000 issuers compared to 535 issuers as of December 31, 1998. The increase in market making activity in 1999 from prior years is mainly due to the acquisition of Hill Thompson whose primary business is market making in Nasdaq Small Cap, OTC Bulletin Board and Pink Sheets stocks. The majority of Hill Thompson's trading represents dealer-to-dealer transactions with major wire houses, wholesale market makers, discount brokerages and internet trading firms as well as trading on a principal basis with mutual funds, banks, insurance companies and other financial service institutions. Tucker Anthony's and Sutro's market making activities are primarily in securities in which there is substantial continuing client interest and include securities which the Company has underwritten or on which it provides research reports. The Company also effects transactions in blocks of securities, usually with institutional investors and generally involving 10,000 or more shares of listed stocks. Such transactions are handled on an agency basis to the extent possible, although the Company may take a long or short position as principal to the extent that no buyer or seller is immediately available. By engaging in block positioning as a principal, the Company places a portion of its capital at risk to facilitate transactions for clients.

     The Company provides clients access to a range of fixed income products including municipal securities, U.S. government and agency securities, mortgage related securities including those issued through Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corp. ("FHLMC"), and corporate investment-grade and high-yield bonds. The Company takes positions on a principal basis in municipal, U.S. government, agency and corporate securities to facilitate transactions for its clients. Additionally, trading activities include the purchase of securities under agreements to resell at future dates (reverse repurchase agreements) and the sale of the same or similar securities under agreements to repurchase at future dates (repurchase agreements). The Company actively participates on a principal basis in the mortgage-backed securities markets through the purchase or sale of GNMA, FNMA, FHLMC, mortgage pass-through securities, collateralized mortgage obligations and other mortgage related securities in order to meet client needs. The Company finances the majority of its trading positions as part of its Wexford clearing arrangement, through overnight borrowings and through repurchase agreements.

     Revenues derived from principal trading in OTC markets and fixed income products were 9%, 7% and 8% of the Company's net revenues in 1999, 1998 and 1997, respectively.

     Tucker Anthony and Sutro are each municipal securities dealers in both the primary and secondary markets, buying and selling securities for their own accounts and for clients. The public finance departments of Tucker Anthony and Sutro provide financial consulting, advisory and underwriting services to municipalities and public service districts. These subsidiaries manage and underwrite offerings of municipal securities to finance the construction and maintenance of a broad range of public-related facilities, including healthcare, housing, education, public power, water and sewer, airports, highways and other infrastructure needs. Over the last several years, the public finance industry has generally experienced diminishing spreads. Nevertheless, both firms have experienced increased revenues in this sector by concentrating on regionally focused community projects.

     Tucker Anthony engages in the purchase and sale of convertible and equity securities to take advantage of market price differences. Tucker Anthony's arbitrage activities include both convertible and risk arbitrage. To the extent that purchase and sale transactions are not simultaneous, or the closing of a position is subject to a subsequent event such as the successful consummation of a corporate merger, Tucker Anthony places a portion of its capital at risk. Sutro does not engage in significant arbitrage activities. In 1999, arbitrage revenues represented less than three percent of the Company's net revenues.

     Tucker Anthony and Sutro hold memberships in the New York Stock Exchange, Inc. (the "NYSE") and in other major securities exchanges in the United States in order to provide services to their brokerage clients in the purchase and sale of listed securities.

     The Company's wholly-owned subsidiary, Freedom Specialist Inc., has a 25% interest in the profits and losses of a joint specialist account in which it participates with RPM Specialist Corp. and R. Adrian & Co., two other NYSE specialist firms. Specialists are responsible for executing transactions and maintaining a fair and orderly market in securities under NYSE rules and regulations. In this function, a specialist firm acts as an agent in executing orders entrusted to it and/or acts as a dealer on the opposite side of public orders in the security executed on the floor of the NYSE. As of December 31, 1999, the joint specialist account acted as a specialist in 36 equity issues. Stock settlement and clearing activities for the joint specialist account are provided by RPM Clearing Corporation.

     Securities transactions for clients are executed on either a cash or margin basis. In most margin transactions, credit is extended to a client through the Wexford clearing arrangement for the purchase of securities, using the securities purchased and/or other securities in the client's account as collateral for amounts loaned. The Company receives income from interest charged on such extensions of credit. The financing of margin purchases can be an important source of revenue to the Company, since the interest rate paid by the client on funds loaned through Wexford exceeds the Company's interest costs paid to Wexford for net customer debit balances. The amount of the Company's net interest income is affected not only by prevailing interest rates, but also by the volume of business conducted on a margin basis. Net interest income generated 5%, 6% and 6% of the Company's net revenues in 1999, 1998 and 1997, respectively. By permitting a client to purchase on margin, the Company takes the risk that the client will not perform its obligations under the margin loan to maintain adequate collateral in the event that market declines reduce the value of the collateral below the principal amount loaned. Amounts loaned are limited by margin regulations of the Board of Governors of the Federal Reserve System and other regulatory authorities and are subject to credit review and daily monitoring by Wexford, Tucker Anthony, Sutro and Cleary Gull IMS.

STRATEGIC ACQUISITIONS

     During 1999, the Company continued its growth strategy by completing four acquisitions. Management believes these acquisitions strengthen and expand the Company's geographic and product offering base while reducing the Company's costs by leveraging its infrastructure. The 1999 acquisitions are summarized below.

  TA MidAtlantic (formerly Hopper Soliday)

     On January 19, 1999, the Company acquired certain assets and liabilities of Hopper Soliday, renamed TA MidAtlantic, and transferred them to Tucker Anthony. TA MidAtlantic is an investment and municipal banking operation founded in 1872 and based in Lancaster, Pennsylvania. The acquisition of TA MidAtlantic, which had 1998 revenues of approximately $20 million, enhanced the Company's investment and municipal finance business and provided greater penetration into markets in Pennsylvania.

  Charter Investment Group, Inc.

     On February 1, 1999, the Company, through its Sutro subsidiary, acquired the business and substantially all of the assets of Charter Investment Group, Inc. ("Charter"), a brokerage firm based in Portland, Oregon. Charter, which had 1998 revenues of approximately $7.5 million and approximately $900 million in brokerage accounts as of December 31, 1998, added 28 investment executives to the Company's West Coast retail operations and provided market penetration into Oregon.

  Gibraltar

     On September 1, 1999, the Company acquired Gibraltar, a regional brokerage and investment advisory services firm based in New Jersey, and merged it with Tucker Anthony. Gibraltar, which was formed in 1968, added more than 40,000 accounts to the Company's retail client base and had revenues of approximately $38 million in 1999, including results after its acquisition by the Company.

  Hill Thompson

     On October 29, 1999, the Company acquired The Hill Thompson Group, Ltd. ("Hill Thompson Group"), including its primary operating subsidiary, Hill Thompson, a New Jersey based OTC trading firm founded in 1932. Hill Thompson makes markets in almost 9,000 Nasdaq Small Cap, OTC Bulletin Board and Pink Sheets stocks and had revenues of approximately $44 million in 1999, including results after its acquisition by the Company.

RELATIONSHIP WITH WEXFORD

     With the exception of Hill Thompson, the Company clears all securities transactions, and carries accounts for customers and its proprietary accounts, with Wexford. Wexford furnishes the Company with information necessary to run the Company's business, including commission runs, transaction summaries, data feeds for various reports including compliance and risk management, execution reports, trade confirmations and monthly account statements; cashiering functions and the handling of margin accounts. As a result of its arrangement with Wexford, the Company has achieved substantial savings in its clearing and related operations. Under the Wexford arrangement, management believes that the Company's cost of clearing its transactions is very competitive with the industry's costs. The Company pays a fixed fee per trade, subject to an aggregate annual minimum payment, for clearing trades through Wexford. The agreement between subsidiaries of the Company and Wexford has a fixed term of five years expiring in April 2001, with provisions for negotiated extensions.

     The Company has an uncommitted financing arrangement with Wexford pursuant to which the Company finances most of its customer accounts, broker-dealer balances and firm trading positions through Wexford. Although the customer accounts and such broker-dealer balances are not reflected on the Company's statements of financial condition, the Company has agreed to indemnify Wexford for losses it may sustain in connection with accounts of the Company's customers and therefore retains risk with respect thereto. The Company seeks to control the risks associated with these activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company and Wexford monitor required margin levels daily and, pursuant to such guidelines, require customers to deposit additional collateral or reduce securities positions when necessary.

SEGMENT REPORTING

     The Company has two reportable segments: broker-dealer and asset management. The Company's broker-dealer segment includes its retail operations, investment banking, research, institutional sales and syndication service businesses as well as its OTC, fixed income and arbitrage trading activities. The asset management segment consists of Freedom Capital, Cleary Gull IMS and asset management business from Tucker Anthony and Sutro. For further information, see Note 18 of the audited financial statements contained in Item 8 of this report.

EFFECTS OF INTEREST RATES

     The Company's business is affected by general economic conditions, including movements of interest rates. Interest rate movements may have direct effects. For example, the Company's inventory of fixed income securities may fluctuate as interest rates change, and the Company's interest income and interest expense may likewise change as interest rates change. However, interest rates have indirect effects on other aspects of the Company's business as well.

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

COMPETITION

     All aspects of the Company's business and of the securities industry in general are highly competitive. The Company competes directly with national and regional full-service broker-dealers, and to a lesser extent with discount brokers and dealers, investment banking firms, investment advisors and certain commercial banks. Also, recent and pending legislative and regulatory initiatives intended to ease restrictions on the sale of securities by commercial banks are already beginning to increase competition from domestic and international banks. In addition, the Company competes indirectly for investment assets with insurance companies and others.

     In recent years the financial services industry has undergone significant consolidation as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. These mergers and acquisitions have further concentrated equity capital and other financial resources in the industry and increased competition. Many of the Company's competitors use their greater financial capital and scope of operations to offer their customers more product offerings, broader research capabilities, access to international markets, and other products and services not offered by the Company.

     Entities offering electronic and/or discount brokerage services are increasing competition in the securities industry. Competitors offering internet-based or other electronic brokerage services may have lower costs and offer their customers more attractive pricing than other service providers in the industry. The Company also anticipates that additional competition may arise from underwriters who will attempt to conduct offerings of securities for emerging and middle-market companies through new distribution channels such as the internet. Issuers may bypass financial intermediaries altogether and offer their shares directly to purchasers through the internet and other electronic channels.

     In addition, the Company faces competition for investment professionals. Although the Company strives to maintain strong relationships with its investment executives, the demand for investment executives has increased and employers in the industry are increasingly offering guaranteed contracts, upfront payments and increased compensation in an attempt to attract and retain qualified personnel.

     The Company believes that the principal competitive factors positively influencing the Company's business are: (1) the qualifications and experience of its professional staff; (2) its reputation in the marketplace; (3) its existing client relationships; (4) its ability to commit capital to client transactions;
(5) the mix of market capabilities offered by the Company; and (6) the adequacy of its capital levels and its ability to raise additional capital.

REGULATION

     The securities and commodities industry is one of the nation's most extensively regulated industries. Moreover, the regulations are subject to change at any time, which can affect competition in the industry, capital requirements and the Company's compliance costs.

     The SEC is responsible for carrying out the federal securities laws and serves as a supervisory body over all national securities exchanges and associations. In many respects, the regulation of broker-dealers has been delegated by the federal securities and commodities laws to self-regulatory organizations ("SROs"). These SROs include all the national securities and commodities exchanges, the National Association of Securities Dealers (the "NASD") and the Municipal Securities Rulemaking Board (the "MSRB"). Subject to review by the SEC and the Commodity Futures Trading Commission (the "CFTC"), these SROs adopt rules that govern the industry and conduct periodic examinations of the operations of certain subsidiaries of the Company. The NYSE has been designated as the primary regulator of certain of the Company's subsidiaries, including Tucker Anthony and Sutro. The NASD has been designated as the primary regulator of Hill Thompson. In addition, these subsidiaries are subject to regulation under the laws of the 50 states, the District of Columbia, Puerto Rico and certain foreign countries in which they are registered to conduct securities, investment banking, insurance or commodities business. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices, use and safekeeping of customers' funds and securities, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees. Violation of applicable regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines and the suspension or expulsion of a firm, its officers or employees.

     As registered broker-dealers or member firms of the NYSE or NASD, Tucker Anthony, Sutro, Cleary Gull IMS, Hill Thompson and Freedom Specialist Inc. are subject to certain net capital requirements set forth in Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and NYSE Rule 325 ("the Net Capital Rules"). Freedom Distributors Corporation, a subsidiary of Freedom Capital, is also subject to Rule 15c3-1. The Net Capital Rules, which specify minimum net capital requirements for registered broker-dealers, are designed to measure the financial soundness and liquidity of broker-dealers. The Net Capital Rules also (1) require that broker-dealers notify the SEC, in writing, two business days prior to making withdrawals or other distributions of equity capital or lending money to certain related persons if those withdrawals would exceed, in any 30-day period, 30% of the broker-dealer's excess net capital, and that they provide such notice within two business days after any such withdrawal or loan that would exceed, in any 30-day period, 20% of the broker-dealer's excess net capital; (2) prohibit a broker-dealer from withdrawing or otherwise distributing equity capital or making related party loans if after such distribution or loan, the broker-dealer's net capital is less than 120% of its minimum net capital dollar amount or if the aggregate indebtedness of the broker-dealer's consolidated entities would exceed 1,000% of the broker-dealer's net capital and in certain other circumstances; and (3) provide that the SEC may, by order, prohibit withdrawals of capital from a broker-dealer for a period of up to 20 business days, if the withdrawals would exceed, in any 30-day period, 30% of the broker-dealer's excess net capital and if the SEC believes such withdrawals would be detrimental to the financial integrity of the firm or would unduly jeopardize the broker-dealer's ability to pay its customer claims or other liabilities. Under NYSE Rule 326, a broker-dealer that is a NYSE member is required to reduce its business if its net capital (after giving effect to scheduled maturities of subordinated indebtedness or other planned withdrawals of regulatory capital during the following six months) is less than either 125% of its minimum net capital dollar amount or 4% of aggregate debit items (or 6% of the funds required to be segregated pursuant to the Commodity Exchange Act) for fifteen consecutive days. NYSE Rule 326 also prohibits the expansion of a member's business if its net capital (after giving effect to scheduled maturities of subordinated indebtedness or other planned withdrawals of regulatory capital during the following six months) is less than either 150% of its minimum net capital dollar amount or 5% of aggregate debit items (or 7% of the funds required to be segregated pursuant to the Commodity Exchange Act) for fifteen consecutive days. For information concerning compliance by the Company's subsidiaries with the Net Capital Rules, see Note 12 of the audited financial statements included in Item 8 of this report.

     The Company also is subject to "Risk Assessment Rules" imposed by the SEC which require, among other things, that certain broker-dealers maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealers. Certain "Material Associated Persons" (as defined in the Risk Assessment Rules) of the broker-dealers and the activities conducted by such Material Associated Persons may also be subject to regulation by the SEC. In addition, the possibility exists that, on the basis of the information it obtains under the Risk Assessment Rules, the SEC could seek authority over the Company's unregulated subsidiaries either directly or through its existing authority over the Company's regulated subsidiaries.

     Tucker Anthony, Sutro, Cleary Gull IMS, Freedom Capital and other subsidiaries are registered with the SEC as investment advisors under the Investment Advisors Act of 1940 (the "Advisors Act") and are subject to the requirements of regulation pursuant to both the Advisors Act and certain state securities laws and regulations. Such requirements relate to, among other things, limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an advisor or its affiliates and advisory clients, as well as general anti-fraud prohibitions. The state securities law requirements applicable to registered investment advisors are in certain cases more comprehensive than those imposed under federal securities laws.

     As registered investment advisors under the Advisors Act, Tucker Anthony, Sutro, Cleary Gull IMS, Freedom Capital and certain other subsidiaries of the Company are subject to regulations which cover various aspects of the Company's business, including compensation arrangements. Under the Advisors Act, every investment advisory agreement with the Company's clients must expressly provide that such contract may not be assigned by the investment advisor without the consent of the client. Under the Investment Company Act of 1940 (the "Investment Company Act"), every investment advisor's agreement with a registered investment company must provide for the agreement's automatic termination in the event it is assigned. Under both the Advisors Act and the Investment Company Act, an investment advisory agreement is deemed to have been assigned when there is a direct or indirect transfer of the agreement, including a direct assignment or a transfer of a "controlling block" of the firm's voting securities or, under certain circumstances, upon the transfer of a "controlling block" of the voting securities of its parent corporation. A transaction is not, however, an assignment under the Advisors Act or the Investment Company Act if it does not result in a change of actual control or management of the investment advisor. Any assignment of the Company's investment advisory agreements would require, as to any registered investment company client, the prior approval of a majority of its shareholders, and as to the Company's other clients, the prior consent of such clients to such assignments.

     The Company is also subject to the risk of losses as a result of employee errors, misconduct and fraud (including unauthorized transactions by traders) and failures in connection with the processing of securities transactions. In the fourth quarter of 1997, the Company determined that a former employee improperly valued securities positions of the Company over the first eleven months of 1997 in order to conceal trading losses of $2.6 million. The Company recognized these losses in its 1997 financial results and notified the SEC and the NYSE of this situation. The Company has conducted an internal review of the specific trading loss and the Company's reports and procedures relating thereto, and the Company has enhanced procedures where appropriate. The SEC is investigating this matter. The Company does not expect that the results of this investigation will have a material adverse effect on the Company's business, financial condition or operating results.

ITEM 2.  PROPERTIES

     The principal executive offices of the Company are located at One Beacon Street, Boston, Massachusetts under a lease expiring in December 2005. The Company is currently leasing approximately 104,000 square feet at that location.

     Additionally, the Company has a number of offices in leased premises throughout the United States. The Company's primary operating subsidiaries hold leases for their principal offices as follows:

        - approximately 88,000 square feet (of which 18,000 square feet has been sublet) at One World Financial Center in New York expiring January 2005.

        - approximately 64,000 square feet (of which 8,000 square feet has been sublet) at 201 California Street, San Francisco, California expiring July 2003.

        - approximately 13,000 square feet at 15 Exchange Place, Jersey City, New Jersey expiring September 2007.

     The properties are shared by the Company's two reportable segments, except for the Jersey City property which is occupied by Hill Thompson and used solely by the Company's broker-dealer segment.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to various civil actions and arbitrations incidental to its securities business. Some of these legal actions involve claims for substantial amounts. The defense of such legal proceedings may divert the attention of the Company's management, and the Company may incur significant legal expenses in defending such claims or litigation. While the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with legal counsel, that the resolution of such suits will not have a material adverse effect on the Company's consolidated financial position or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding the executive officers of the Company as of March 21, 2000. The executive officers of the Company hold office until their successors are appointed and qualify.

                                                                                          EXECUTIVE OFFICER
                                                                                            OF THE COMPANY
                                                                                          OR THE PREDECESSOR
              NAME                AGE                       POSITION                        COMPANY SINCE
              ----                ---                       --------                      ------------------
John H. Goldsmith...............  58    Chairman of the Board of Directors and Chief             1988
                                        Executive Officer of the Company and Chief
                                        Executive Officer of Tucker Anthony
Kenneth S. Klipper..............  41    Executive Vice President and Chief Financial             2000
                                        Officer of the Company
John F. Luikart.................  50    Director of the Company and Chairman and Chief           1995
                                        Executive Officer of Sutro
Kevin J. McKay..................  51    Executive Vice President, General Counsel and            1994
                                        Secretary of the Company
David P. Prokupek...............  38    Director of the Company, President of Tucker             1998
                                        Cleary and Chairman and Chief Executive Officer
                                        of Cleary Gull IMS
Mark T. Whaley..................  45    Director of the Company and President of                 1999
                                        Gibraltar
Robert H. Yevich................  51    Director of the Company and President of Tucker          1995
                                        Anthony

     JOHN H. GOLDSMITH. Mr. Goldsmith joined the Company (previously the Predecessor Company) in 1988 and has served as Chairman, Director and Chief Executive Officer of the Company as well as CEO of Tucker Anthony since that time. Prior to joining the Company, Mr. Goldsmith served in various capacities at Prescott, Ball & Turben in Cleveland, Ohio, including as Managing Partner and Chief Executive Officer from 1978 to 1982 and as President and Chief Executive Officer from 1982 to 1988. Mr. Goldsmith worked in the institutional sales department of L.F. Rothschild from 1963 to 1971.

     KENNETH S. KLIPPER. Mr. Klipper, a CPA, was named Executive Vice President and Chief Financial Officer of the Company in January 2000. Prior to joining the Company, Mr. Klipper served in various capacities at Fidelity Investments from 1994 to 2000, including most recently as Chief Financial Officer for its two principal broker-dealer subsidiaries, Fidelity Brokerage Services, Inc. and National Financial Services Corp. Previously, Mr. Klipper was Managing Director and Controller of Wheat First Butcher Singer, Inc. from 1992 to 1994 and held various positions at KPMG Peat Marwick from 1981 to 1992.

     JOHN F. LUIKART. Mr. Luikart joined Sutro in 1988 as Executive Vice President and was responsible for directing all of the firm's capital markets activities. Mr. Luikart became President of Sutro in 1990. Mr. Luikart was appointed Chief Executive Officer of Sutro in October 1995 and subsequently elected to the Board of Directors of the Company in 1996. Mr. Luikart became Chairman of Sutro in October 1998. Prior to joining Sutro, Mr. Luikart served as General Partner and Executive Vice President at Prescott, Ball & Turben in Cleveland, Ohio. Mr. Luikart is a former Chairman of the NASD District Business Conduct Committee and is a member of the New York Stock Exchange Regional Firm Advisory Committee.

     KEVIN J. MCKAY. Mr. McKay joined the Company in 1994 and has served as General Counsel and Secretary since that time. Prior to joining the Company, Mr. McKay was General Counsel of Prudential Securities Incorporated from 1990 to 1994. Mr. McKay has over 20 years of experience in the legal and compliance field of the securities industry. Mr. McKay is a past President of the Compliance & Legal Division of the Securities Industry Association.

     DAVID P. PROKUPEK. Mr. Prokupek was appointed to the Company's Board of Directors in May 1998, following the acquisition of Cleary Gull. He joined Cleary Gull as Managing Director of the Investment Banking Department in 1992, was elected a director in 1994, was named Chief Executive Officer in 1996 and currently serves as President of Tucker Cleary and Chairman and CEO of Cleary Gull IMS. Prior to joining Cleary Gull, Mr. Prokupek was a Managing Director of American Asset Management, a New York-based investment counselor and merchant bank, and from 1987 to 1989 he was a member of Bankers Trust Company's Merchant Banking Group.

     MARK T. WHALEY. Mr. Whaley was appointed to the Company's Board of Directors in September 1999, following the acquisition of Gibraltar. Mr. Whaley joined Gibraltar in 1982, was elected Executive Vice President in 1996 and was promoted to President of Gibraltar in 1999. Mr. Whaley has more than 18 years of experience in the brokerage industry as a stockbroker, training manager and director of sales.

     ROBERT H. YEVICH. Mr. Yevich joined Tucker Anthony in 1985 and became National Sales Manager in 1988. Mr. Yevich was elected to the Board of Directors of the Company and promoted to President of Tucker Anthony in 1995. Mr.Yevich has more than 25 years of experience in the retail brokerage business as a stockbroker, branch manager and research associate. Prior to joining Tucker Anthony, Mr. Yevich served as branch manager with PaineWebber.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Market Information

     The Company's common stock is listed on the NYSE under the symbol "FSI." The high and low sales prices per share of the Company's common stock by quarter since the Company's public offering in April 1998 were as follows:

                                                    1999                1998
                                                ------------        ------------
                   QUARTER                      HIGH    LOW         HIGH    LOW
                   -------                      ----    ---         ----    ---
First.........................................  $18     $14 1/8     $--     $--
Second........................................   19      14 3/8      23 1/8  17 3/16
Third.........................................   17 1/8  12 9/16     21 1/2  11 11/16
Fourth........................................   15      10 1/4      19       9 3/8

     As of March 21, 2000, the closing sales price per share of the Company's common stock was $14 1/8.

  (b) Holders

     As of February 11, 2000, there were approximately 618 record holders of the Company's common stock, according to the records maintained by the Company's transfer agent. As of February 11, 2000, the Company estimates that there were over 6,000 beneficial owners of the Company's common stock.

  (c) Dividends

     Through December 31, 1999, cash dividends per common share declared and paid by the Company each quarter since its public offering in April 1998 were as follows:

                        QUARTER                          1999       1998
                        -------                          -----      -----
First..................................................  $0.04      $  --
Second.................................................   0.05         --
Third..................................................   0.05       0.04
Fourth.................................................   0.05       0.04

     The timing and amount of future dividends will be determined by the Company's Board of Directors and will depend, among other factors, upon the Company's earnings, financial condition and cash requirements at the time such payment is considered. The Company has historically funded its quarterly dividend payments through dividends received from its subsidiaries whose ability to pay dividends is limited by the Net Capital Rules of various regulatory bodies. Additionally, the Company's dividend payments are restricted by its revolving credit agreement. See Notes 10 and 12 of the Company's audited financial statements in Item 8 of this report.

  (d) Unregistered Securities

     During the fourth quarter of 1999, the Company issued 1,233,405 shares of its common stock to the former owners of Hill Thompson Group to acquire their firm in a private placement transaction exempt under section 4(2) of the Securities Act.

     Additionally, the Company issued 4,645 shares of common stock during the 1999 fourth quarter in private placement transactions exempt under section 4(2) of the Securities Act to John Hancock Subsidiaries, Inc. pursuant to the Additional Share Agreement entered into in connection with the acquisition of the Company's subsidiaries from Hancock.

ITEM 6.  SELECTED FINANCIAL DATA
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               COMBINED
                                                YEARS ENDED DECEMBER 31       YEAR ENDED    YEAR ENDED
                                            -------------------------------   DECEMBER 31   DECEMBER 31
                                              1999       1998        1997       1996(A)       1995(B)
                                            --------   --------    --------   -----------   -----------
FINANCIAL RESULTS
Net revenues(c)...........................  $553,336   $440,376    $376,814    $350,239     $  332,762
Income before income taxes................  $ 47,985   $ 44,594    $ 32,435    $ 21,807     $   22,284
Net income before extraordinary item......  $ 29,117   $ 26,411    $ 18,698    $ 12,283     $   13,064
Net income after extraordinary item(d)....  $ 29,117   $ 25,135    $ 18,698    $ 12,283     $   13,064
PER COMMON SHARE
Basic earnings before extraordinary
  item....................................  $   1.45   $   1.41    $   1.31          --             --
Basic earnings after extraordinary item
  (d).....................................  $   1.45   $   1.34    $   1.31          --             --
Diluted earnings before extraordinary item... $   1.39 $   1.34    $   1.27          --             --
Diluted earnings after extraordinary item
  (d).....................................  $   1.39   $   1.28    $   1.27          --             --
Cash dividends declared...................  $   0.19   $   0.08          --          --             --
Book value at end of year.................  $  12.51   $  11.13    $   6.96    $   5.55             --
FINANCIAL CONDITION
Total assets..............................  $818,003   $606,250    $727,587    $516,952     $1,214,003
Long-term borrowings......................  $ 61,303   $ 16,709    $101,446    $110,819             --
Stockholders' equity......................  $272,216   $223,390    $102,326    $ 79,468     $  152,781
Common shares outstanding at end of
  year....................................    21,752     20,079      14,704      14,313              1
OTHER FINANCIAL DATA
EBITDA (e)................................  $ 75,368   $ 61,446    $ 52,540    $ 37,424     $   34,246
Pre-tax margin............................       8.7%      10.1%        8.6%        6.2%           6.7%
Return on average equity (f)..............      12.4%      14.5%       21.2%        8.0%           8.6%
Assets in retail brokerage accounts at end
  of year (in billions)...................  $   43.0   $   31.7    $   27.5    $   23.4     $     20.8

---------------
(a) Based on the consolidated results of the Predecessor Company for the eleven months ended November 29, 1996 combined with the consolidated results of the Company for one month ended December 31, 1996.

(b) Predecessor Company.

(c) Certain amounts have been reclassified to conform with 1999 financial statement presentation.

(d) Extraordinary item of $1.2 million after tax represents the write-off of capitalized debt costs as a result of the retirement of $77.5 million in debt following the Company's April 2, 1998 initial public offering.

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

(f) Return on average equity has been restated to conform with current year methodology. Return on average equity for 1998 is before extraordinary item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT

     The Company's retail securities brokerage activities, as well as its investment banking, asset management, institutional sales and trading and equity research services, are in highly competitive markets and subject to various risks including volatile trading markets and fluctuations in the volume of market activity. These markets are affected by general economic and market conditions, including fluctuations in interest rates, volume and price levels of securities, flows of investor funds into and out of mutual funds and pension plans and by factors that apply to particular industries such as technological advances and changes in the regulatory environment.

     Declining interest rates and an improving economic environment contributed to a significant increase in activity in the equity markets in the United States throughout 1997. The United States economy remained strong during 1998, with stable interest rates and low inflation. However, the financial markets experienced periods of heavy volatility during August and September 1998, resulting in a difficult operating environment for the third quarter, particularly in trading and investment banking activities. The year 1999 saw a continuation of positive monetary conditions and low inflation which continued to propel the United States equity markets. Financial market conditions remained favorable in 1999 despite some uncertainty over the direction of U.S. interest rates during the last three quarters of the year. The Company's financial results have been and may continue to be subject to fluctuations due to the changing economic environment. Consequently, the results of operations for a particular period may not be indicative of results to be expected for other periods.

COMPANY DEVELOPMENTS

     During 1999, the Company continued its growth strategy which resulted in several new acquisitions summarized below.

        - In January 1999, the Company acquired certain assets and liabilities of Hopper Soliday & Co., Inc. ("Hopper Soliday"), renamed Tucker Anthony MidAtlantic Division ("TA MidAtlantic") and transferred them to Tucker Anthony. TA MidAtlantic is an investment and municipal banking operation based in Pennsylvania.

        - In February 1999, the Company, through its Sutro subsidiary, acquired the business and substantially all of the assets of Charter Investment Group, Inc. ("Charter"), a retail brokerage firm based in Oregon.

        - In September 1999, the Company acquired Gibraltar Securities Co. ("Gibraltar"), a regional brokerage and investment advisory service firm located in New Jersey which was merged with and operates as a division of Tucker Anthony.

        - In October 1999, the Company acquired The Hill Thompson Group, Ltd. ("Hill Thompson Group"), including its primary operating subsidiary Hill, Thompson, Magid & Co., Inc. ("Hill Thompson"), a New Jersey-based over-the-counter trading firm.

     During 1998, the Company undertook two key initiatives as highlighted below:

        - On April 2, 1998, the Company completed its initial public offering of
          7.4 million shares plus an over-allotment of 1.1 million shares, including 4.2 million shares of common stock sold by the Company. The Company's public offering raised approximately $75.7 million for the Company, after deducting underwriting discounts, commissions and expenses. The Company used the proceeds and available cash to repay $77.5 million of debt.

        - In May 1998, the Company completed its acquisition of Cleary Gull Reiland & McDevitt Inc. ("Cleary Gull"), a privately held investment banking, institutional brokerage and investment advisory firm headquartered in Milwaukee, Wisconsin. During 1999, the investment banking, equity research and institutional brokerage activities of Cleary Gull and Tucker Anthony were combined to form Tucker Anthony Cleary Gull ("Tucker Cleary"), a division of Tucker Anthony. The remaining business of Cleary Gull, now Cleary Gull IMS, is primarily investment management services provided to institutional accounts and high net worth individuals.

COMPONENTS OF REVENUES AND EXPENSES

     REVENUES. Commission revenues include retail and institutional commissions received by the Company as an agent in securities transactions, including all exchange listed, over-the-counter agency, mutual fund, insurance and annuity transactions. Principal transactions revenues include principal sales credits and dividends as well as gains and losses from the trading of securities by the Company. Investment banking revenues include selling concessions, underwriting fees and management fees received from the underwriting of corporate or municipal securities as well as fees earned from providing merger and acquisition and other financial advisory services. Asset management revenues include fees generated from providing investment advisory, portfolio management and custodial services to clients, as well as managed account fees and 12b-1 distribution fees. Other revenues primarily consist of retirement plan revenue, third party correspondent clearing fees and other transaction fees. Net interest income equals interest income less interest expense. Interest income primarily consists of interest earned on margin loans made to customers, securities purchased under agreements to resell and fixed income securities held in the Company's trading accounts. Interest expense includes interest paid under its Wexford financing arrangement and on bank borrowings, securities sold under agreements to repurchase, fixed asset financing and cash balances in customer accounts held by Wexford.

     EXPENSES. Compensation and benefits expense includes sales, trading and incentive compensation, which are primarily variable based on revenue production and/or business unit profit contribution, and salaries, payroll taxes and employee benefits which are relatively fixed in nature. Incentive compensation, including bonuses for eligible employees, is accrued proratably throughout the year based on actual or estimated annual amounts. Occupancy and equipment expense includes rent and operating expenses for facilities, expenditures for repairs and maintenance, and depreciation and amortization of furniture, fixtures and leasehold improvements. Communications expense includes charges for telecommunications, news and market data services. Brokerage and clearance expense includes the cost of securities clearance, floor brokerage and exchange fees. Promotional expense includes travel, entertainment and advertising. Other expenses include general and administrative expenses, such as professional services, litigation expenses, goodwill amortization, data processing and other miscellaneous expenses. Acquisition interest expense represents the interest expense incurred to fund acquisitions through borrowings under revolving credit agreements.

RESULTS OF OPERATIONS

     The following table sets forth year-to-year increases (decreases) in the major revenue and expense categories (in thousands):

                                                                                      1999                  1998
                                                 TWELVE MONTHS ENDED              COMPARED TO            COMPARED TO
                                                     DECEMBER 31,                     1998                  1997
                                          ----------------------------------   ------------------   ---------------------
                                            1999     1998(a)      1997(a)       AMOUNT    PERCENT     AMOUNT      PERCENT
                                          --------   --------   ------------   --------   -------   -----------   -------
Revenues:
    Commissions.........................  $228,198   $178,959     $157,193     $ 49,239      28       $21,766        14
    Principal transactions..............   146,638     98,287       97,958       48,351      49           329         0
    Investment banking..................    72,852     82,255       57,683       (9,403)    (11)       24,572        43
    Asset management....................    67,106     47,294       34,376       19,812      42        12,918        38
    Net interest income(b)..............    28,893     25,012       21,628        3,881      16         3,384        16
    Other...............................     9,649      8,569        7,976        1,080      13           593         7
                                          --------   --------     --------     --------               -------
         Net revenues...................   553,336    440,376      376,814      112,960      26        63,562        17
Expenses:
    Compensation and benefits...........   362,239    286,072      245,159       76,167      27        40,913        17
    Occupancy and equipment.............    28,566     23,557       21,431        5,009      21         2,126        10
    Communications......................    22,355     18,373       17,105        3,982      22         1,268         7
    Brokerage and clearance.............    21,662     14,430       11,739        7,232      50         2,691        23
    Promotional.........................    18,112     14,115       10,452        3,997      28         3,663        35
    Other...............................    51,607     37,771       32,441       13,836      37         5,330        16
                                          --------   --------     --------     --------               -------
         Total expenses.................   504,541    394,318      338,327      110,223      28        55,991        17
Acquisition interest expense............       810      1,464        6,052         (654)    (45)       (4,588)      (76)
                                          --------   --------     --------     --------               -------
Income before income taxes..............    47,985     44,594       32,435        3,391       8        12,159        37
Income tax expense......................    18,868     18,183       13,737          685       4         4,446        32
                                          --------   --------     --------     --------               -------
Net income before extraordinary item....    29,117     26,411       18,698        2,706      10         7,713        41
    Extraordinary item (net of
      tax)(d)...........................        --     (1,276)          --        1,276      (c)       (1,276)       (c)
                                          --------   --------     --------     --------               -------
Net income after extraordinary item.....  $ 29,117   $ 25,135     $ 18,698     $  3,982      16       $ 6,437        34
                                          ========   ========     ========     ========               =======

---------------
(a) Certain amounts have been reclassified to conform with 1999 financial statement presentation.

(b) Net interest income is net of interest expense of $37,335 in 1999, $25,836 in 1998 and $22,428 in 1997.

(c) Not meaningful.

(d) Extraordinary item is related to the write-off of capitalized debt costs as a result of the retirement of $77.5 million in debt in conjunction with the Company's April 2, 1998 initial public offering.

  1999 Compared to 1998

     Net revenues were a record $553.3 million for 1999, up $112.9 million or 26% from $440.4 million in 1998. The Company's net revenue growth primarily stems from the expansion of its retail business combined with growth through new acquisitions. Net revenues increased $48.9 million in 1999 as a result of the acquisitions of Hopper Soliday, Charter, Gibraltar and Hill Thompson in 1999 and Cleary Gull in the second quarter of 1998 (collectively, the "acquired companies"). Net income for the year ended December 31, 1999 was $29.1 million, a 16% increase from $25.1 million a year ago and a 10% increase from 1998 net income before extraordinary item of $26.4 million. Earnings per common share (diluted) before extraordinary item were $1.39 compared with $1.34 for the year ended December 31, 1998.

     Commission revenues increased 28% or $49.2 million to $228.2 million in 1999 from $179.0 million in 1998. The current year increase is primarily due to higher average productivity from existing investment executives combined with production from new investment executives as a result of the Company's aggressive expansion of its retail business.

     Principal transactions revenues were $146.6 million in 1999, up $48.3 million or 49% when compared to $98.3 million in 1998. The revenue increase is primarily attributable to a significant rise in fixed income related revenues as well as higher over-the-counter and arbitrage trading revenues when compared with 1998 which was adversely affected by turbulent financial market conditions during the 1998 third quarter.

     Investment banking revenues were $72.9 million in 1999, down 11% from $82.3 million in 1998. Despite a significant improvement in municipal finance fees, investment banking revenues were down due to reduced equity underwriting activity and to the transitional effects of realigning much of the Company's equity capital market businesses.

     Asset management revenues rose 42% to $67.1 million in 1999 from $47.3 million in 1998, primarily due to increased revenues earned on assets under management. Assets under management grew to $11.0 billion at year end 1999 from $9.0 billion in 1998 as a result of both new money added to the funds and asset appreciation.

     Net interest income was $28.9 million in 1999, up $3.9 million or 16% from $25.0 million in 1998. The increase in net interest income was mainly due to higher average customer margin balances resulting from growth in the Company's retail businesses.

     Compensation and benefits expense was $362.2 million in 1999 compared to $286.1 million in 1998, an increase of $76.1 million or 27% of which $28.7 million was attributable to acquired companies. The remainder of the increase was due to higher production related compensation based on the Company's improved operating results and to costs of recruiting new investment executives. Compensation and benefits as a percentage of net revenues were 65% in both 1999 and 1998.

     Non-compensation related operating expenses were $142.3 million in 1999, an increase of $34.1 million or 31% when compared with $108.2 million in 1998. Included in 1999 operating expenses are costs from acquired companies of $15.5 million which were not included in 1998. Non-compensation related operating expenses as a percentage of net revenues was 26% for 1999 compared with 25% in 1998. Occupancy and equipment expense increased $5.0 million or 21% in 1999 primarily due to additional office space, expansion within the Company's retail business and $2.6 million of costs from acquired companies. Communications expense was $22.4 million in 1999 compared to $18.4 million in 1998, an increase of 22 % or $4.0 million of which $2.3 million stems from acquired companies with the remainder mostly related to new retail branches. Brokerage and clearance expense was $21.7 million in 1999, up $7.3 million or 50% (including $2.6 million from acquired companies) compared with $14.4 million in 1998 mainly reflecting additional execution clearing costs resulting from higher business volumes. Promotional expense increased $4.0 million or 28% (including $1.8 million from acquired companies) to $18.1 million in 1999 from $14.1 million a year ago due to increased spending on business development, advertising and travel. Other expenses, which include information systems, professional fees, data processing, printing, postage and license/registration fees, increased $13.8 million (including $6.2 million from acquired companies) to $51.6 million in 1999 from $37.8 million in 1998. This increase partly stems from investments in technology, increased professional fees associated with new hiring and additional goodwill amortization resulting from acquisitions.

     The Company's income tax provisions for 1999 and 1998 were $18.9 million and $18.2 million, respectively. The effective tax rate was 39% for 1999, down from 41% in 1998 reflecting an increase in income not subject to tax and a decrease in state taxes due to higher taxable income in states with lower tax rates.

  1998 Compared to 1997

     The Company achieved record net revenues in 1998 compared to 1997. Net revenues increased $63.6 million or 17% to $440.4 million in 1998 from $376.8 million in 1997 and, with the exception of principal transactions, reflected increases in all revenue categories. Net income before extraordinary item was $26.4 million for 1998, up $7.7 million or 41%, versus $18.7 million in 1997. Earnings per common share (diluted) before extraordinary item were $1.34 in 1998, compared to $1.27 in 1997. Earnings per common share in 1998 were significantly impacted by the increase in the number of shares outstanding following the Company's initial public offering.

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

     Investment banking revenues increased $24.6 million or 43% to $82.3 million in 1998 from $57.7 million in 1997. The improvement in investment banking revenues resulted from higher public offering revenues during the first six months of the year, continued growth in merger and acquisition and advisory activities, and the inclusion of Cleary Gull for eight months in 1998.

     Asset management revenues grew $12.9 million or 38% to $47.3 million in 1998 from $34.4 million in 1997, and represented 11% of the Company's total net revenues versus 9% in 1997. This revenue increase reflected the overall growth in assets under management, which grew 38% to $9.0 billion at year end 1998 and resulted from both new money added to the funds as well as asset appreciation arising from equity market performance.

     Net interest income was $25.0 million in 1998, up $3.4 million or 16% from $21.6 million in 1997 primarily due to higher average customer margin balances. Acquisition interest expense decreased $4.6 million during 1998 reflecting the retirement of debt following the Company's public offering.

     Compensation and benefits expense increased $40.9 million or 17% to $286.1 million in 1998 from $245.2 million in 1997, primarily due to increased incentive and production-related compensation attributable to higher revenues and the inclusion of Cleary Gull in 1998. Compensation and benefits as a percentage of net revenues were 65% for both 1998 and 1997.

     Non-compensation related operating expenses increased an aggregate of $15.0 million or 16% to $108.2 million in 1998 from $93.2 million in 1997. The increase in 1998 included approximately $6.7 million of operating expenses for Cleary Gull which was not included in 1997. Non-compensation related operating expenses as a percentage of net revenues were 25% in both 1998 and 1997. Promotional expenses increased $3.7 million or 35% (including $1.2 million from Cleary Gull) to $14.1 million in 1998 from $10.4 million in 1997 due to increased spending on research conferences, advertising, business development and travel. Other expenses, which include professional fees, data processing, printing, postage and license/registration fees, increased $5.4 million or 16% (including $2.7 million from Cleary Gull) to $37.8 million in 1998 from $32.4 million in 1997.

     The Company's income tax provisions for 1998 and 1997 were $18.2 million and $13.7 million, respectively. The effective tax rate was 41% for 1998, down from 42% in 1997 reflecting an increase in income not subject to tax.

LIQUIDITY AND CAPITAL RESOURCES

     The Company receives dividends, interest on loans and other payments from its subsidiaries, which are the Company's main sources of funds to pay expenses, service debt and pay dividends. Distributions and interest payments to the Company from its registered broker-dealer subsidiaries, the Company's primary sources of liquidity, are restricted as to amounts which may be paid by applicable law and regulations. The Net Capital Rules are the primary regulatory restrictions regarding capital resources. The Company's rights to participate in the assets of any subsidiary are also subject to prior claims of the subsidiary's creditors, including customers of the broker-dealer subsidiaries.

     The assets of the Company's primary operating subsidiaries are highly liquid with the majority of their assets consisting of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of customer business. Collateralized receivables consist mainly of securities purchased under agreements to resell, which are secured by U.S. government and agency securities.

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

     The subsidiaries' total assets and short-term liabilities and the individual components thereof may vary significantly from period to period because of changes relating to customer needs and economic and market conditions. The Company's total assets at December 31, 1999 and December 31, 1998 were $818.0 million and $606.3 million, respectively. The Company's operating activities generate cash resulting from net income earned during the period and fluctuations in its current assets and liabilities. The most significant fluctuations have resulted from changes in the level of customer activity and securities inventory changes resulting from proprietary arbitrage trading strategies dictated by prevailing market conditions and the effects of acquired companies.

     In addition to normal operating requirements, capital is required to satisfy financing and regulatory requirements. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated capital needs of the subsidiaries. The excess regulatory net capital of the Company's broker-dealer subsidiaries may fluctuate throughout the year reflecting changes in inventory levels and/or composition, investment banking commitments and balance sheet components. For a description of the Company's net capital requirements, see Note 12 of the audited financial statements contained in Item 8 of this report. Management believes that existing capital, funds provided by operations, the credit arrangements with Wexford and funds available from a revolving credit agreement will be sufficient to finance the operating subsidiaries' ongoing businesses. In 1999, the Company financed acquisitions with cash, stock or a combination of both. Future acquisitions, if any, would likely be financed in the same manner. Funds available from a revolving credit agreement are expected to be sufficient to finance acquisitions in the near future.

     During 1999, the Company amended its $50 million revolving credit agreement (the "Credit Agreement") to increase the total commitments of participating banks to $100 million. At December 31, 1999, the Company had borrowings outstanding of $50 million, the proceeds of which were used to finance the acquisitions of Gibraltar and Hill Thompson Group. The Credit Agreement matures in November 2003 with all outstanding loans payable at that date.

     The Company maintains, through two subsidiaries, a fixed asset credit facility (the "Fixed Asset Facility") secured by certain of the Company's fixed assets. During 1999, the Company refinanced a portion of the Fixed Asset Facility and secured additional financing which was used to upgrade its computer systems. At December 31, 1999, the Company had borrowings outstanding under the Fixed Asset Facility of $11.3 million, of which $9.0 million is payable in monthly installments until December 2001 and $2.3 million is payable in monthly installments through June 2003. The Company has historically financed capital expenditures through internal cash generation and through the Fixed Asset Facility. For the years ended December 31, 1999, 1998 and 1997, the Company had capital expenditures of approximately $9.5 million, $5.1 million and $2.0 million, respectively, which were funded from operations.

     In September 1998, the Board of Directors approved a stock repurchase program that permits the Company's management to purchase at its discretion up to five percent of the Company's common stock outstanding or approximately one million shares. In April 1999, the Board of Directors authorized the purchase of an additional one million shares. To date, the Company has funded its stock repurchases from internal sources. During 1999, the Company's treasury stock activities consisted of repurchased shares of 1,777,763 at an average price of $15.60 per share. Included in the shares repurchased, but not part of the stock repurchase program are 494,748 shares acquired from SCP Private Equity Partners, L.P., one of the original equity investors in the Company, and 256,973 shares acquired in private transactions. As of March 21, 2000, the Company was authorized to repurchase an additional 906,758 shares under the repurchase program.

CASH FLOWS

     For the year ended December 31, 1999, cash and cash equivalents increased $13.4 million. Funds generated from operating activities were $56.2 million including net income of $29.1 million and depreciation, amortization and other non-cash charges to net income of $24.5 million.

     During 1999, the Company invested cash of $62.0 million including $52.3 million for acquisitions and $9.5 million for fixed asset purchases and leasehold improvements.

     Cash provided by financing activities in 1999 amounted to $19.2 million comprised principally of $43.2 million in net proceeds from bank borrowings partially offset by $21.7 million in purchases of treasury stock and $3.8 million of dividend payments.

RISK MANAGEMENT

     The Company's primary risk exposures are market risk (particularly equity price and interest rate risk) and credit risk. Market risk refers to the risk that a change in the level of equity prices, interest rates or other factors could result in trading losses. Credit risk refers to the risk that a counterparty to a transaction might fail to perform under its contractual commitment resulting in the Company incurring losses. Tucker Anthony's, Sutro's and Hill Thompson's risk management focuses on the trading of securities, extension of credit to counterparties and investment banking activities, as well as the extension of credit to retail and institutional customers. Tucker Anthony, Sutro and Hill Thompson monitor their market and credit risks daily though a number of control procedures designed to identify and evaluate the various risks to which they are exposed.

  Market Risk

     Tucker Anthony, Sutro and Hill Thompson may act as a principal to facilitate customer-related transactions in financial instruments which expose the firm to market risks. Tucker Anthony, Sutro and Hill Thompson may make markets in equity and debt securities and Tucker Anthony trades for its own account in arbitrage-related trading activities. Whether acting as principal to facilitate customer transactions or trading for their own account, Tucker Anthony, Sutro and Hill Thompson monitor market risk very closely.

     Managing market risk exposure includes: limiting firm commitments by position levels both long and short for every product that is traded; limiting the type of trade that can occur in each inventory account; and tactically employing certain hedging techniques that reduce the level of risk taken. Management believes that the risk management practices of Tucker Anthony, Sutro and Hill Thompson aid in managing the Company's market exposure.

     Tucker Anthony, Sutro and Hill Thompson manage daily risk exposure in their firm inventory accounts by requiring various levels of management review of these accounts. The primary purpose of risk management is to participate in the establishment of position limits, as well as to monitor both the buy and sell activity in the firm's trading accounts. Trading activities of Tucker Anthony, Sutro and Hill Thompson result in the creation of inventory positions. Position and exposure reports indicating positions by product or trader are prepared, distributed and reviewed each day. These reports enable Tucker Anthony, Sutro and Hill Thompson to control inventory levels, monitor daily trading results by product, as well as review inventory aging, pricing and concentration.

     The Company is exposed to changes in interest rates as a result of its borrowings under its Credit Agreement. The amount of the Company's long-term debt may vary as a result of future business requirements, market conditions and other factors. For a description of the terms of the Company's long term debt, see Note 10 of the audited financial statements contained in Item 8 of this report.

  Credit Risk

     Tucker Anthony and Sutro deal with counterparties or other broker-dealers in conducting business for their clients or for their own accounts. Financing extended to counterparties is provided against collateral through Wexford. The Company reviews counterparties to establish appropriate exposure levels on an account by account basis. Tucker Anthony and Sutro manage daily credit exposure by monitoring the level of collateral and creditworthiness of counterparties and their related trading limits.

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

     The Company calculated VaR using a variance/covariance model with confidence level of 95% over a one-day holding period. That is, the Company's VaR represents a potential one-day loss in value that would be exceeded less than 2.5% of the time if the portfolio were unchanged.

     Among the benefits, a VaR model permits the estimation of a portfolio's aggregate market risk exposure; incorporates a range of varied market risks in the calculation; reflects risk reduction due to portfolio diversification; and is comprehensive yet relatively easy to interpret. However, VaR risk measures should be interpreted in light of the methodology's limitations, which include the fact that past changes in market risk will not always accurately predict future changes in a portfolio's value; the model does not include all of a trading portfolio's market risk factors; and any published VaR results which reflect a point in time analysis (i.e., December 31, 1999 positions) do not fully capture the market risk of positions that may not be liquidated or hedged within one day. The Company is aware of these and other limitations and therefore views VaR as only one component in its risk management review process.

     The table below presents the Company's VaR results for each of the Company's primary risk exposures as well as on an aggregate basis and incorporates substantially all financial instruments generating market risk. Since VaR is based on historical data and changes in market risk factor returns, VaR should not be viewed as predictive of the Company's future financial performance or its ability to manage and monitor risk. Also, there can be no assurance that the Company's actual losses on a particular day will not exceed the VaR amounts indicated below. The Company's VaR results are as follows (in thousands):

                                                           DECEMBER 31,
                                                         ----------------
PRIMARY MARKET RISK                                       1999      1998
-------------------                                       ----      ----
Interest rate VaR......................................  $1,017    $  474
Equity VaR.............................................     293       820
                                                         ------    ------
Sub-total..............................................   1,310     1,294
Less: Diversification benefit*.........................    (296)     (617)
                                                         ------    ------
Total..................................................  $1,014    $  677
                                                         ======    ======

---------------
* The diversification benefit represents the elimination of market risks which are present and are offsetting in both the interest rate VaR and the equity VaR.

     During 1999, the Company's VaR varied from a high of $1.2 million to a low of $0.7 million primarily due to an increase in financial instruments generating market risk as a result of current year acquisitions.

IMPACT OF YEAR 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. During 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company did not experience any significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 change. Through December 31, 1999, the Company's costs related to Year 2000 were minimal and were funded out of working capital. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any unidentified Year 2000 matters that may arise are addressed promptly.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is contained in "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Risk Management" and is incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

AUDITED CONSOLIDATED FINANCIAL STATEMENTS                    PAGE
-----------------------------------------                    ----

Report of Independent Auditors..............................   25

Consolidated Statements of Financial Condition -- December
  31, 1999 and 1998.........................................   26

Consolidated Statements of Income -- For the years ended
  December 31, 1999, 1998 and 1997..........................   27

Consolidated Statements of Changes in Stockholders' Equity
  -- For the years ended December 31, 1999, 1998 and 1997...   28

Consolidated Statements of Cash Flows -- For the years ended
  December 31, 1999, 1998 and 1997..........................   29

Notes to Consolidated Financial Statements..................   30

                         REPORT OF INDEPENDENT AUDITORS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
FREEDOM SECURITIES CORPORATION:

     We have audited the accompanying consolidated statements of financial condition of Freedom Securities Corporation (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Freedom Securities Corporation at December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with accounting principles generally accepted in the United States.

                                            /s/ ERNST & YOUNG, LLP

New York, New York
January 24, 2000

                         FREEDOM SECURITIES CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1999 AND 1998
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Cash and cash equivalents...................................  $ 24,647   $ 11,292
Receivables from brokers and dealers........................   103,568     88,674
Securities purchased under agreements to resell.............    41,250    119,861
Securities owned, at market.................................   414,245    252,478
Fixed assets, net of accumulated depreciation and
  amortization..............................................    24,644     19,479
Exchange memberships owned, at cost.........................     5,955      5,939
Deferred income taxes.......................................    10,936     10,477
Goodwill, net of accumulated amortization...................    87,083     34,875
Other receivables...........................................    56,684     31,356
Other assets................................................    48,991     31,819
                                                              --------   --------
          Total assets......................................  $818,003   $606,250
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Payables to brokers and dealers...........................  $ 88,811   $ 85,306
  Securities sold under agreements to repurchase............    10,983     28,582
  Securities sold, not yet purchased, at market.............   234,026    124,148
  Accrued compensation and benefits.........................    94,341     81,099
  Accounts payable and accrued expenses.....................    56,323     47,016
  Notes payable to banks....................................    61,303     16,709
                                                              --------   --------
          Total liabilities.................................   545,787    382,860
                                                              --------   --------
Stockholders' equity:
  Common stock (60,000,000 shares authorized, 21,773,841 and
     20,155,395 shares issued in 1999 and 1998,
     respectively, $.01 par value)..........................       218        201
  Additional paid-in capital................................   207,134    181,391
  Retained earnings.........................................    65,175     42,970
  Treasury stock (21,967 and 76,290 shares in 1999 and 1998,
     respectively, at cost).................................      (311)    (1,172)
                                                              --------   --------
          Total stockholders' equity........................   272,216    223,390
                                                              --------   --------
          Total liabilities and stockholders' equity........  $818,003   $606,250
                                                              ========   ========

                See Notes to Consolidated Financial Statements.

                         FREEDOM SECURITIES CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Revenues
     Commissions...........................................  $228,198    $178,959    $157,193
     Principal transactions................................   146,638      98,287      97,958
     Investment banking....................................    72,852      82,255      57,683
     Asset management......................................    67,106      47,294      34,376
     Net interest income (net of interest expense of
       $37,335 in 1999, $25,836 in 1998 and $22,428 in
       1997)...............................................    28,893      25,012      21,628
     Other.................................................     9,649       8,569       7,976
                                                             --------    --------    --------
          Net revenues.....................................   553,336     440,376     376,814
Expenses
     Compensation and benefits.............................   362,239     286,072     245,159
     Occupancy and equipment...............................    28,566      23,557      21,431
     Communications........................................    22,355      18,373      17,105
     Brokerage and clearance...............................    21,662      14,430      11,739
     Promotional...........................................    18,112      14,115      10,452
     Other.................................................    51,607      37,771      32,441
                                                             --------    --------    --------
          Total expenses...................................   504,541     394,318     338,327
Acquisition interest expense...............................       810       1,464       6,052
                                                             --------    --------    --------
Income before income taxes.................................    47,985      44,594      32,435
Income taxes...............................................    18,868      18,183      13,737
                                                             --------    --------    --------
Net income before extraordinary item.......................    29,117      26,411      18,698
Extraordinary item (net of tax of $922)....................        --      (1,276)         --
                                                             --------    --------    --------
Net income after extraordinary item........................  $ 29,117    $ 25,135    $ 18,698
                                                             ========    ========    ========
Net income per share:
     Basic before extraordinary item.......................  $   1.45    $   1.41    $   1.31
                                                             ========    ========    ========
     Basic after extraordinary item........................  $   1.45    $   1.34    $   1.31
                                                             ========    ========    ========
     Diluted before extraordinary item.....................  $   1.39    $   1.34    $   1.27
                                                             ========    ========    ========
     Diluted after extraordinary item......................  $   1.39    $   1.28    $   1.27
                                                             ========    ========    ========

Cash dividends declared per share..........................  $   0.19    $   0.08    $     --
Weighted-average common shares outstanding:
     Basic.................................................    20,093      18,701      14,287
     Diluted...............................................    20,995      19,705      14,733

                See Notes to Consolidated Financial Statements.

                         FREEDOM SECURITIES CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                  COMMON STOCK
                             -----------------------   ADDITIONAL
                             OUTSTANDING                PAID-IN     RETAINED   SUBSCRIBED   TREASURY
                               SHARES      PAR VALUE    CAPITAL     EARNINGS     STOCK       STOCK      TOTAL
                             -----------   ---------   ----------   --------   ----------   --------    -----
Balance at December 31,
  1996.....................    14,313        $143       $ 78,804    $   740     $    --     $   (219)  $ 79,468
Sale of common stock.......       488           4          4,693         --          --           --      4,697
Net income.................        --          --             --     18,698          --           --     18,698
Acquisition of treasury
  stock....................       (97)         --             --         --          --         (537)      (537)
Reissuance of treasury
  stock....................        --          --            157         --        (913)         756         --
                               ------        ----       --------    -------     -------     --------   --------
Balance at December 31,
  1997.....................    14,704         147         83,654     19,438        (913)          --    102,326
                               ------        ----       --------    -------     -------     --------   --------
Sale of common stock.......       110           1          1,022         --          --           --      1,023
Issuance of subscribed
  stock....................       136           1             --         --         913           --        914
Initial public offering....     4,200          42         75,699         --          --           --     75,741
Shares issued to acquire
  companies................       876           9         19,932         --          --           --     19,941
Stock options exercised....       129           1            687         --          --           --        688
Income tax benefit
  associated with stock
  options..................        --          --            397         --          --           --        397
Net income.................        --          --             --     25,135          --           --     25,135
Dividends declared.........        --          --             --     (1,603)         --           --     (1,603)
Acquisition of treasury
  stock....................       (76)         --             --         --          --       (1,172)    (1,172)
                               ------        ----       --------    -------     -------     --------   --------
Balance at December 31,
  1998.....................    20,079         201        181,391     42,970          --       (1,172)   223,390
                               ------        ----       --------    -------     -------     --------   --------
Sale of common stock.......        29          --            756         --          --           --        756
Shares issued to acquire
  companies................     2,812          15         23,575     (2,120)         --       21,601     43,071
Stock options exercised....       161           2            884         --          --           --        886
Income tax benefit
  associated with stock
  options..................        --          --            528         --          --           --        528
Net income.................        --          --             --     29,117          --           --     29,117
Dividends declared.........        --          --             --     (3,821)         --           --     (3,821)
Acquisition of treasury
  stock....................    (1,778)         --             --         --          --      (27,726)   (27,726)
Reissuance of treasury
  shares primarily for
  employee benefit and
  incentive plans..........       449          --             --       (971)         --        6,986      6,015
                               ------        ----       --------    -------     -------     --------   --------
Balance at December 31,
  1999.....................    21,752        $218       $207,134    $65,175     $    --     $   (311)  $272,216
                               ======        ====       ========    =======     =======     ========   ========

                See Notes to Consolidated Financial Statements.

                         FREEDOM SECURITIES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                             1999        1998         1997
                                                            -------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................  $29,117    $  25,135    $  18,698
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization........................   24,842       13,908       11,640
     Deferred income taxes................................     (459)      (1,214)       1,540
     Non-cash compensation................................      164          632        1,432
     Extraordinary item; write off of capitalized debt
       costs..............................................       --        2,198           --
Changes in assets and liabilities:
  (Increase) decrease in operating assets:
     Receivables from brokers and dealers.................   (3,252)      (8,123)      (8,910)
     Securities purchased under agreements to resell......   78,811       (5,022)     (29,124)
     Securities owned, at market..........................  (95,552)     175,114     (170,416)
     Other receivables....................................  (23,106)     (12,305)      (5,268)
     Other assets.........................................  (13,742)      (9,190)      (3,126)
  Increase (decrease) in operating liabilities:
     Payables to brokers and dealers......................  (35,566)      26,244      (15,069)
     Securities sold under agreements to repurchase.......  (17,599)      28,582      (44,976)
     Securities sold, not yet purchased, at market........  103,986     (233,439)     253,425
     Accrued compensation and benefits....................    9,882       12,784       10,150
     Accounts payable and accrued expenses................   (1,303)         984       (6,380)
                                                            -------    ---------    ---------
Net cash provided by operating activities.................   56,223       16,288       13,616

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets.................................   (9,529)      (5,081)      (1,994)
Proceeds from sale of fixed assets........................       --           --          711
Acquisitions, net of cash acquired........................  (52,495)      (3,072)          --
                                                            -------    ---------    ---------
Net cash used in investing activities.....................  (62,024)      (8,153)      (1,283)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net...................    1,462        1,992        2,728
Proceeds from initial public offering, net................       --       75,741           --
Purchases of treasury stock, net..........................  (21,711)      (1,172)          --
Payment of dividends......................................   (3,821)      (1,603)          --
Proceeds from (repayments of) bank borrowings, net........   43,226      (84,737)      (9,373)
                                                            -------    ---------    ---------
Net cash provided by (used in) financing activities.......   19,156       (9,779)      (6,645)

Increase (decrease) in cash and cash equivalents..........   13,355       (1,644)       5,688
Cash and cash equivalents, beginning of year..............   11,292       12,936        7,248
                                                            -------    ---------    ---------
Cash and cash equivalents, end of year....................  $24,647    $  11,292    $  12,936
                                                            =======    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
     Income taxes.........................................  $17,303    $  11,641    $  14,859
     Interest.............................................  $37,777    $  26,851    $  28,338

                See Notes to Consolidated Financial Statements.

                         FREEDOM SECURITIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     Freedom Securities Corporation is a holding company which together with its wholly-owned subsidiaries (collectively, the "Company") is a full-service retail brokerage, asset management and investment banking firm. The Company is engaged primarily in the retail and institutional brokerage business including corporate finance and underwriting services. The consolidated financial statements include the accounts of the Company including its primary operating subsidiaries:

        - Tucker Anthony Incorporated ("Tucker Anthony"), headquartered in Boston, is a brokerage and investment banking firm. Tucker Anthony's divisions include Tucker Anthony Cleary Gull ("Tucker Cleary"), an investment banking and institutional brokerage firm; Gibraltar Securities Co. ("Gibraltar"), a New Jersey-based brokerage and investment advisory firm acquired by the Company in the third quarter of 1999; and Tucker Anthony MidAtlantic Division ("TA MidAtlantic"), formerly Hopper Soliday & Co., Inc. ("Hopper Soliday"), a Pennsylvania-based municipal finance and underwriting brokerage firm acquired by the Company in the first quarter of 1999.

        - Sutro & Co. Incorporated ("Sutro"), headquartered in San Francisco, is a West Coast regional brokerage and investment banking firm.

        - Hill, Thompson, Magid & Co., Inc. ("Hill Thompson"), based in New Jersey, is an over-the-counter trading firm.

        - Freedom Capital Management Corporation ("Freedom Capital") is a Boston-based asset management firm.

     Tucker Anthony, Sutro and Cleary Gull Investment Management Services, Inc. ("Cleary Gull IMS") clear their securities transactions on a fully disclosed basis through Wexford Clearing Services Corporation ("Wexford"), a guaranteed wholly-owned subsidiary of Prudential Securities Incorporated ("Prudential"). Hill Thompson clears all proprietary securities transactions on a self-clearing basis and substantially all customer transactions through Schroder & Co. Inc. on a fully disclosed basis.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates. Certain prior period amounts have been reclassified to conform with the current period's financial statement presentation.

  Securities

     Securities transactions and related revenues and expenses are recorded on a trade date basis. Securities owned and securities sold, not yet purchased are stated at market value with related changes in unrealized appreciation or depreciation reflected in principal transactions revenues. Market value is generally based on listed market prices. If listed market prices are not available, fair value is determined based on other relevant factors, including broker or dealer price quotations. Securities sold, not yet purchased represent obligations to deliver specified securities at predetermined prices. The Company is obligated to acquire the securities sold short at prevailing market prices in the future to satisfy these obligations. Arbitrage positions included in securities owned and securities sold, not yet purchased result from buying or selling a security subject to exchange, conversion or reorganization and selling or buying the security or securities to be received upon

                         FREEDOM SECURITIES CORPORATION
completion of the exchange, conversion or reorganization. The Company may from time to time enter into options and futures contracts. These contracts are valued at market with related changes in unrealized appreciation or depreciation reflected in principal transactions revenues.

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

  Fixed Assets

     Furniture and fixtures are depreciated on a straight-line basis over their estimated useful lives, generally three to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the economic useful lives of the improvements or the terms of the respective leases. Fixed assets are stated at cost net of accumulated depreciation and amortization of $9.6 million and $7.7 million at December 31, 1999 and 1998, respectively.

  Intangibles

     Goodwill is stated at cost net of accumulated amortization and is amortized on a straight-line basis over fifteen years. The accumulated amortization of intangibles totaled $8.6 million and $4.7 million at December 31, 1999 and 1998, respectively.

  Stock Based Compensation

     The Company accounts for its stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense related to stock option grants issued at fair market value. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to recognize compensation expense for grants of stock and stock options based on the fair value of those instruments. The Company has elected, as permitted by SFAS No. 123, to adopt the disclosure requirement of SFAS No. 123 and to continue to account for stock-based compensation under APB Opinion No. 25.

  Income Taxes

     The Company accounts for income taxes using the asset and liability method required by SFAS No. 109, "Accounting for Income Taxes." Under this method, the Company recognizes taxes payable or refundable for the current year and deferred tax liabilities and assets based on temporary differences between the carrying amounts of assets and liabilities for book purposes versus tax purposes.

                         FREEDOM SECURITIES CORPORATION

  Cash Flows

     For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash flows for the years ended December 31, 1999 and 1998 are shown net of the effects of acquired companies (See Note 4).

  Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for the accounting and reporting of derivative instruments. This statement was originally effective for fiscal years beginning after June 15, 1999. However, in June 1999, the FASB issued SFAS No. 137, which delayed the effective date of SFAS No. 133 by one year. SFAS No. 133 is currently effective for fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this statement to have a material impact on the Company's consolidated financial statements.

3.  INITIAL PUBLIC OFFERING

     On April 2, 1998, the Company completed its initial public offering of 7.4 million shares plus an over-allotment of 1.1 million shares (the "Offering"), including 4.2 million shares of $.01 par value common stock sold by the Company. The Offering raised approximately $75.7 million for the Company after deducting underwriting discounts, commissions and expenses. The Company used the proceeds and available cash to repay $77.5 million of existing debt (See Note 10). Also, the Company wrote-off related debt issuance costs which resulted in an after-tax extraordinary item of $1.2 million in the consolidated statement of income for the year ended December 31, 1998.

4.  ACQUISITIONS

  Hopper Soliday (renamed TA MidAtlantic)

     On January 19, 1999 the Company acquired certain assets and liabilities of Hopper Soliday, renamed TA MidAtlantic, and transferred them to Tucker Anthony. TA MidAtlantic is an investment and municipal banking operation based in Pennsylvania and its results are included in the consolidated financial statements from the date of acquisition. The purchase price was $9.0 million paid in cash and the acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired, which was recorded as goodwill, was $1.5 million and is being amortized over 15 years using the straight-line method of amortization. In addition, the Company agreed to make certain incentive and retention payments with a total value of $2.0 million (the majority of which is subject to a three year vesting period).

  Charter

     On February 1, 1999 the Company, through its Sutro subsidiary, acquired the business and substantially all of the assets of Charter Investment Group, Inc. ("Charter"), a brokerage firm based in Portland, Oregon. The consolidated financial statements include the results of Charter from the date of acquisition and the acquisition was accounted for using the purchase method of accounting. The purchase price was $3.6 million which included 203,665 shares of the Company's common stock valued at $3.1 million and $0.5 million paid in cash. The excess of the purchase price over the estimated fair value of net assets acquired, which was recorded as goodwill, was $2.4 million and is being amortized over 15 years using the straight-line method of amortization.

                         FREEDOM SECURITIES CORPORATION

  Gibraltar

     On September 1, 1999, the Company acquired Gibraltar, a regional brokerage and investment advisory service firm based in New Jersey. The acquisition was accounted for using the purchase method of accounting and the consolidated financial statements include Gibraltar's results from the acquisition date. The purchase price was $40.6 million which included 1,380,626 shares of the Company's common stock, valued at $19.5 million, and $19.6 million in cash. In addition, stock options to purchase shares of Gibraltar capital stock were converted into options with a net value of $1.5 million to purchase shares of the Company's common stock. The excess of the purchase price over the estimated fair value of net assets acquired, which was recorded as goodwill, was $26.5 million and is being amortized over 15 years using the straight-line method of amortization. In addition, the Company agreed to make certain retention payments over a four year period with a total value of $6.75 million.

  Hill Thompson

     On October 29, 1999, the Company acquired The Hill Thompson Group, Ltd. ("Hill Thompson Group"), including its primary operating subsidiary Hill Thompson, a New Jersey-based over-the-counter trading firm. The acquisition was accounted for using the purchase method of accounting and the consolidated financial statements include the results of Hill Thompson Group from the date of acquisition. The purchase price was $47.3 million which includes 1,295,895 shares of the Company's common stock (of which 62,490 shares were issued subsequent to December 31, 1999) valued at $19.4 million and $27.9 million in cash (of which approximately $1.4 million was paid subsequent to December 31, 1999). The excess of the purchase price over the estimated fair value of net assets acquired, which was recorded as goodwill, was $25.7 million and is being amortized over 15 years using the straight-line method of amortization. Additionally, the Company agreed to issue 666,667 shares of the Company's common stock valued at $10 million to retain Hill Thompson employees. These shares will be issued over a four year period beginning one year from the date of the acquisition.

  Cleary Gull

     On May 1, 1998, the Company completed its acquisition of Cleary Gull Reiland & McDevitt Inc. ("Cleary Gull"), a privately held, investment banking, institutional brokerage and investment advisory firm headquartered in Milwaukee, Wisconsin. The acquisition was accounted for under the purchase method of accounting and the consolidated financial statements include the results of Cleary Gull's operations from the date of acquisition. The purchase price was $24.7 million which included 875,910 shares of the Company's common stock (a portion of which is subject to a four year vesting period) valued at $17.4 million and $4.6 million in cash. In addition, stock options to purchase shares of Cleary Gull capital stock with a value of $2.7 million were converted into options to purchase shares of the Company's common stock. The excess of the purchase price over the estimated fair value of net assets acquired, which was recorded as goodwill, was $12.5 million and is being amortized over 15 years using the straight-line method of amortization. The Company also granted options to Cleary Gull employees to purchase an additional 239,250 shares of the Company's common stock, subsequently canceled these options and re-issued options to purchase 242,910 shares with an exercise price of $13.00 per share.

     During 1999 the investment banking, equity research and institutional brokerage activities of Cleary Gull and Tucker Anthony were combined to form Tucker Cleary, a division of Tucker Anthony. The remaining business of Cleary Gull, now Cleary Gull IMS, is primarily investment management services provided to institutional accounts and high net worth individuals.

                         FREEDOM SECURITIES CORPORATION

5.  RECEIVABLES FROM AND PAYABLES TO BROKERS AND DEALERS

     Included in the receivables from brokers and dealers are unsettled proprietary trades, cash on deposit with Hill Thompson's clearing broker and certain overnight funds with Prudential. Included in payables to brokers and dealers are the amounts due to Wexford for collateralized financing of proprietary positions and to the custodian of Freedom Capital's money market funds. The Company's principal source of short-term financing is provided by Wexford, from which the Company can borrow on an uncommitted basis against its proprietary inventory positions, subject to collateral maintenance requirements.

     The Company conducts business with brokers and dealers that are members of the major securities exchanges. The Company monitors the credit standing of such brokers and dealers, monitors the market value of collateral and requests additional collateral as deemed appropriate.

     Amounts receivable from and payable to brokers and dealers consist of the following (in thousands):

                                                           DECEMBER 31,
                                                        ------------------
                                                          1999      1998
                                                        --------   -------
Receivables from brokers and dealers:
     Receivable from Prudential.......................  $ 60,890   $78,862
     Unsettled proprietary trades, net................    28,315       292
     Receivables from other brokers and dealers.......    14,363     9,520
                                                        --------   -------
                                                        $103,568   $88,674
                                                        ========   =======
Payables to brokers and dealers:
     Payable to Wexford...............................  $ 28,204   $ 8,134
     Payable to custodian.............................    60,166    77,077
     Payables to other brokers and dealers............       441        95
                                                        --------   -------
                                                        $ 88,811   $85,306
                                                        ========   =======

6.  TRANSACTIONS WITH CUSTOMERS

     For transactions in which the Company, through Wexford, extends credit to customers, the Company seeks to control the risks associated with these activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company and Wexford monitor required margin levels daily and, pursuant to such guidelines, require customers to deposit additional collateral or reduce securities positions when necessary.

     The Company has agreed to indemnify Wexford for losses that it may sustain in connection with customer accounts introduced by the Company. At December 31, 1999 there were no amounts known to the Company to be indemnified to Wexford for these customer accounts.

7. SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

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

                         FREEDOM SECURITIES CORPORATION

8.  TRANSACTIONS WITH AFFILIATES

     Effective with the buyout of the Company from John Hancock Mutual Life Insurance Company ("Hancock"), the Company entered into management agreements with certain shareholders and agreed to pay annual management fees totaling $0.3 million. These agreements terminated in 1998 upon the initial public offering of the Company's common stock.

     The Company participated in group insurance arrangements through Hancock until June 30, 1997, when the Company obtained its own insurance arrangements. The Company paid to Hancock its allocable share of the cost of such insurance which amounted to $6.1 million for the six month period ended June 30, 1997.

9.  SECURITIES

     Securities owned and securities sold, not yet purchased are recorded at market value and consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Securities Owned:
     Obligations of the U.S. government or its agencies.....  $ 28,935   $ 27,214
     State and municipal obligations........................   114,013     43,487
     Arbitrage securities...................................   209,615    133,017
     Other corporate obligations............................    23,320     30,474
     Other corporate stocks and warrants....................    38,362     18,286
                                                              --------   --------
                                                              $414,245   $252,478
                                                              ========   ========
Securities Sold, Not Yet Purchased:
     Obligations of the U.S. government or its agencies.....  $ 42,649   $ 18,775
     State and municipal obligations........................     9,135      1,398
     Arbitrage securities...................................   167,088     93,569
     Other corporate obligations............................     5,320      1,712
     Other corporate stocks and warrants....................     9,834      8,694
                                                              --------   --------
                                                              $234,026   $124,148
                                                              ========   ========

10.  NOTES PAYABLE TO BANKS

     Included in notes payable to banks are the Company's borrowings for fixed asset financing of approximately $11.3 million and $16.7 million at December 31, 1999 and 1998, respectively. Of the total borrowings, $9.0 million bears interest at 8.02% annually and is payable in equal monthly installments through December 2001. During 1999, the Company refinanced a portion of its debt outstanding under its Fixed Asset Facility. As a result, the remainder of the fixed asset borrowings outstanding of $2.3 million bears interest at 5.00% annually and is payable in equal monthly installments through June 2003. These notes are collateralized by furniture, fixtures and leasehold improvements.

     During 1999, the Company amended its $50 million revolving credit agreement (the "Credit Agreement") to increase total commitments of participating banks to $100 million. At December 31, 1999, the Company had borrowings outstanding of $50 million, the proceeds of which were used to finance the acquisitions of Gibraltar and Hill Thompson Group. These borrowings are at interest rates ranging from 1% to 1.45% above the federal funds rate. In addition, the Company must pay a commitment fee of 0.20% on the unused available credit. The Credit Agreement matures in November 2003 with all outstanding notes payable at that date. The Company must comply with certain financial covenants under the Credit Agreement and was in compliance with such covenants at December 31, 1999. The Credit Agreement also restricts dividend

                         FREEDOM SECURITIES CORPORATION
payments that can be made by the Company. In accordance with provisions of the Credit Agreement, several of the Company's subsidiaries have executed agreements to guarantee the borrowings of the Company to the benefit of participating banks.

     Prior to August 1998, the Company maintained a revolving credit agreement with certain participating banks and at December 31, 1997 had $80 million in borrowings outstanding. On April 7, 1998, the $77.5 million balance then outstanding under this revolving credit agreement was repaid in full with the Company's net proceeds from the Offering and available cash.

     The aggregate amount of principal repayment requirements on notes payable at December 31, 1999 is as follows by year (in thousands):

                            YEAR
                            ----
2000........................................................  $ 4,990
2001........................................................    5,316
2002........................................................      656
2003........................................................   50,341
                                                              -------
Total.......................................................  $61,303
                                                              =======

11.  INCOME TAXES

     The components of income tax expense (benefit) are (in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Federal:
     Current................................................  $14,260    $13,358    $ 7,693
     Deferred...............................................     (348)      (575)     1,482
State:
     Current................................................    5,067      5,847      4,501
     Deferred...............................................     (111)      (447)        61
                                                              -------    -------    -------
                                                              $18,868    $18,183    $13,737
                                                              =======    =======    =======

     The effective income tax rate differs from the amount computed by applying the Federal statutory income tax rate as follows (in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Federal statutory income tax................................  $16,795    $15,608    $11,352
State and local income taxes, net of federal tax benefits...    3,222      3,510      2,965
Tax exempt interest, net....................................   (1,244)      (702)      (770)
Other, net..................................................       95       (233)       190
                                                              -------    -------    -------
Effective income tax........................................  $18,868    $18,183    $13,737
                                                              =======    =======    =======

                         FREEDOM SECURITIES CORPORATION

     The temporary differences which created deferred tax assets and liabilities are as follows (in thousands):

                                                               DECEMBER 31,
                                                            ------------------
                                                             1999       1998
                                                            -------    -------
Deferred tax assets:
     Deferred compensation................................  $ 4,918    $ 5,038
     Reserves.............................................    3,645      3,256
     Other................................................    3,796      3,202
                                                            -------    -------
          Total deferred tax assets.......................   12,359     11,496
                                                            -------    -------
Deferred tax liabilities:
     Deferred rent........................................      971        605
     Other................................................      452        414
                                                            -------    -------
          Total deferred tax liabilities..................    1,423      1,019
                                                            -------    -------
Net deferred tax asset....................................  $10,936    $10,477
                                                            =======    =======

     The Company has determined that a valuation allowance for the deferred tax asset is not required since it is likely that the deferred tax asset will be realized primarily through future reversals of existing taxable temporary differences.

12.  NET CAPITAL REQUIREMENTS

     Certain subsidiaries of the Company are subject to the net capital requirements of the New York Stock Exchange, Inc. ("Exchange") and the Uniform Net Capital requirements of the Securities and Exchange Commission ("Commission") under Rule 15c3-1. The Exchange and the Commission requirements also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. The Company's principal regulated subsidiaries are discussed below.

     Tucker Anthony is a registered broker and dealer. At December 31, 1999, Tucker Anthony had net capital of approximately $18.2 million which was $17.2 million in excess of the $1.0 million amount required to be maintained at that date.

     Sutro is a registered broker and dealer. At December 31, 1999, Sutro had net capital of approximately $11.9 million which was $10.9 million in excess of the $1.0 million amount required to be maintained at that date.

     Cleary Gull IMS is a registered broker and dealer. At December 31, 1999, Cleary Gull IMS had net capital of approximately $0.4 million which was $0.3 million in excess of the $0.1 million amount required to be maintained at that date.

     Hill Thompson is a registered broker and dealer. At December 31, 1999, Hill Thompson had net capital of approximately $20.9 million which was $19.9 million in excess of the $1.0 million amount required to be maintained at that date. In addition, at December 31, 1999, Hill Thompson had $0.2 million in cash segregated in a special reserve bank account for the exclusive benefit of customers pursuant to the reserve formula requirements of Rule 15c3-3.

     Freedom Trust Company ("FTC") is a subsidiary of Freedom Capital and is a limited purpose trust company. Pursuant to state regulations, FTC is required to meet and maintain certain capital ratios and minimums. At December 31, 1999, FTC's regulatory capital, as defined, was $1.3 million and FTC was in compliance with all such requirements.

     Under the clearing arrangement with Wexford, Tucker Anthony, Sutro and Cleary Gull IMS are required to maintain certain minimum levels of net capital and comply with other financial ratio requirements.

                         FREEDOM SECURITIES CORPORATION

At December 31, 1999, Tucker Anthony, Sutro and Cleary Gull IMS were in compliance with all such requirements.

13.  COMMITMENTS AND CONTINGENCIES

     The Company leases office space and various types of equipment under noncancelable leases generally varying from one to ten years, with certain renewal options for like terms. Occupancy and equipment expense includes net rentals of $21.2 million, $18.3 million and $15.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     At December 31, 1999, the Company's future minimum rental commitments based upon original terms (including escalation provisions) under noncancelable leases which have an initial or remaining term of one year or more are as follows (in thousands):

                            YEAR
                            ----
2000........................................................  $ 22,583
2001........................................................    21,978
2002........................................................    21,219
2003........................................................    19,251
2004........................................................    16,786
Thereafter..................................................    18,087
                                                              --------
          Sub-total.........................................   119,904
Less aggregate sublease income..............................    (4,816)
                                                              --------
                                                              $115,088
                                                              ========

     The Company is a defendant or co-defendant in legal actions primarily relating to its broker-dealer activities. It is the opinion of management, after consultation with legal counsel, that the resolution of these legal actions will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

     The Company has outstanding underwriting agreements and when-issued contracts which commit it to purchase securities at specified future dates and prices. The Company presells such issues to manage risk exposure related to these off-balance sheet commitments. Transactions which were open at December 31, 1999 have subsequently settled and had no material effect on the consolidated statements of income and financial condition.

14.  BENEFITS

     Certain subsidiaries of the Company have 401(k) and qualified profit-sharing plans which cover substantially all of their full-time employees. The plans include employee contributions and matching contributions by the Company subject to certain limitations. In addition, a subsidiary may contribute additional amounts to its plans, at its discretion, based upon its profits for the year.

     The aggregate contributions to these plans for the years ended December 31, 1999, 1998 and 1997 were $5.3 million, $5.0 million and $7.1 million, respectively.

     Freedom Capital has a noncontributory defined benefit pension plan covering substantially all of its employees. Effective August 1, 1997, the plan was amended to provide that no new pension benefits would accrue and no new participants would be admitted after August 1, 1997. Amounts related to the plan are not material to the consolidated financial statements.

     Compensation costs recognized for common stock and stock options issued to employees during 1999, 1998 and 1997 were $0.2 million, $0.6 million and $1.4 million, respectively.

                         FREEDOM SECURITIES CORPORATION

15.  FINANCIAL INSTRUMENTS

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

     The fair value of the fixed asset financing, estimated using the Company's incremental borrowing rate, approximated its carrying value at December 31, 1999 and 1998. The carrying value of the Company's debt under the Credit Agreement at December 31, 1999 approximated its fair value.

     In the normal course of business, the Company may enter into transactions in financial instruments to manage its exposure to market risks. At December 31, 1999 and 1998, the Company had equity options outstanding approximating $13.2 million and $11.3 million, respectively (notional amounts). The notional amounts are not reflected on the consolidated statements of financial condition and are indicative only of the volume of activity at December 31, 1999 and 1998. They do not represent amounts subject to market risks, and in many cases, limit the Company's overall exposure to market losses by hedging other on-balance sheet and off-balance sheet transactions. The volume of activity in these contracts was not significant during the years ended December 31, 1999, 1998 and 1997.

16.  EARNINGS PER COMMON SHARE

     The Company computes its earnings per share in accordance with SFAS No. 128, "Earnings Per Share." The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

                                              YEAR ENDED            YEAR ENDED            YEAR ENDED
                                           DECEMBER 31, 1999     DECEMBER 31, 1998     DECEMBER 31, 1997
                                           -----------------     -----------------     -----------------
                                            BASIC    DILUTED      BASIC    DILUTED      BASIC    DILUTED
                                            -----    -------      -----    -------      -----    -------
Numerator:
     Net income before extraordinary
       item..............................  $29,117   $29,117     $26,411   $26,411     $18,698   $18,698
     Less: extraordinary item (net of
       tax)..............................       --        --      (1,276)   (1,276)         --        --
                                           -------   -------     -------   -------     -------   -------
     Net income after extraordinary
       item..............................  $29,117   $29,117     $25,135   $25,135     $18,698   $18,698
Denominator:
     Weighted-average shares
       outstanding.......................   20,093    20,093      18,701    18,701      14,287    14,287
     Dilutive effect of:
          Stock options and other
            exercisable shares(a)........       --       902          --     1,004          --       446
                                           -------   -------     -------   -------     -------   -------
          Adjusted weighted-average
            shares outstanding...........   20,093    20,995      18,701    19,705      14,287    14,733
Earnings Per Share:
     Earnings per share before
       extraordinary item................  $  1.45   $  1.39     $  1.41   $  1.34     $  1.31   $  1.27
     Less: extraordinary item (net of
       tax)..............................       --        --       (0.07)    (0.06)         --        --
                                           -------   -------     -------   -------     -------   -------
     Earnings per share after
       extraordinary item................  $  1.45   $  1.39     $  1.34   $  1.28     $  1.31   $  1.27

---------------
(a) Options to purchase 50,625 shares and 239,553 shares of the Company's common stock were outstanding at December 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share. Also excluded from the computation were 738,428 shares of restricted stock that were not vested at December 31, 1999. The inclusion of such options and restricted stock would have had an antidilutive effect on the diluted earnings per share calculation because the options' exercise prices and restricted stock prices were greater than the average market price of the Company's common shares for 1999 and 1998.

                         FREEDOM SECURITIES CORPORATION

17.  INCENTIVE PLANS

     The Company has adopted a number of compensation plans to attract, retain and motivate officers and other key employees to compensate them for their contributions to growth and profits of the Company and to encourage employee stock ownership.

  Stock Option and Restricted Stock Plans

     The Company has three plans under which officers and other key employees can be granted stock options, stock appreciation rights, restricted stock and long-term performance awards at the fair market value of the stock on the date of the grant or on such terms as the administrators, a committee of non-employee directors, may select.

     Some of the options are currently exercisable and others vest in the future if certain individual and Company performance-based goals are met. The options expire within approximately seven to ten years from the date of the grant. The activity during the years ended December 31, 1997, 1998 and 1999 is set forth below:

                                                              EXERCISE PRICE   WEIGHTED-AVERAGE
                                           NUMBER OF SHARES     PER SHARE       EXERCISE PRICE
                                           ----------------   --------------   ----------------
Options outstanding at December 31,
  1996...................................            --       $          --         $   --
Granted..................................     2,336,652                5.50           5.50
Exercised................................            --                  --             --
Terminated...............................      (202,764)               5.50           5.50
                                              ---------
Options outstanding at December 31, 1997
  (276,247 exercisable)..................     2,133,888       $        5.50         $ 5.50
Granted..................................     1,119,066        4.95 - 20.00          13.21
Exercised................................      (128,618)       4.95 -  5.70           5.35
Terminated...............................      (327,291)       5.50 - 20.00          16.10
                                              ---------
Options outstanding at December 31, 1998
  (633,669 exercisable)..................     2,797,045       $4.95 - 13.00         $ 7.35
Granted..................................       227,218        3.02 - 17.13           8.00
Exercised................................      (160,567)       3.02 -  5.50           5.42
Terminated...............................      (198,864)       5.04 - 17.13           6.86
                                              ---------
Options outstanding at December 31, 1999
  (771,324 exercisable)..................     2,664,832       $3.02 - 17.13         $ 7.56
                                              =========

     During 1999, the Company granted 764,973 shares of restricted stock, primarily for employee retention programs in connection with the acquisitions of Hopper Soliday and Hill Thompson Group, and 6,545 of these shares were forfeited. The remaining shares granted vest mainly over the next three to four years.

     The following table summarizes information about stock options outstanding at December 31,1999:

                                      OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                     ------------------------------------------------------   -----------------------------------
                                                           WEIGHTED-AVERAGE
                                           WEIGHTED-          REMAINING
RANGE OF EXERCISE    NUMBER OF SHARES       AVERAGE        CONTRACTUAL LIFE   NUMBER OF SHARES   WEIGHTED-AVERAGE
 PRICES PER SHARE      OUTSTANDING       EXERCISE PRICE        (YEARS)          EXERCISABLE       EXERCISE PRICE
-----------------    ----------------    --------------    ----------------   ----------------   ----------------
$3.02 -  5.49....         192,534            $ 4.22              8.50             142,504             $4.33
 5.50 - 12.99....       1,728,313              5.50              6.55             628,820              5.50
13.00 - 17.13....         743,985             13.21              8.81                  --                --
                        ---------                                                 -------
$3.02 - 17.13....       2,664,832            $ 7.56              7.33             771,324             $5.28
                        =========                                                 =======

                         FREEDOM SECURITIES CORPORATION

     The Company accounts for stock option grants in accordance with APB Opinion No. 25. Pro forma information regarding net income and earnings per share is required under SFAS No. 123 and has been determined as if the Company had accounted for all 1999, 1998 and 1997 stock option grants based on the fair value method. The pro forma information presented below is not representative of the effect stock options will have on pro forma net income or earnings per share for future years. The pro forma information for the years ended 1999, 1998 and 1997 was as follows (in thousands, except per share amounts):

        YEAR ENDED DECEMBER 31,                         1999        1998        1997
        -----------------------                         ----        ----        ----
Net income..............................  As reported  $29,117     $25,135     $18,698
                                          Pro forma    $27,050     $23,610     $18,318
Earnings per common share:
     Basic before extraordinary item....  As reported  $  1.45     $  1.34     $  1.31
     Basic after extraordinary item.....  Pro forma    $  1.35     $  1.26     $  1.28
     Diluted before extraordinary         As reported
       item.............................               $  1.39     $  1.28     $  1.27
     Diluted after extraordinary item...  Pro forma    $  1.30     $  1.22     $  1.26

     The fair value of each option granted during the years ended December 31, 1999, 1998 and 1997 is the estimated present value at grant date. The fair value of 1999 and 1998 options was estimated using the Black-Scholes option pricing model whereby the expected volatility for 1999 was based on the Company's weekly historical stock prices and for 1998 on the average volatilities of similar companies. The fair value of 1997 options was estimated using the minimum value model. The following weighted-average assumptions were used for 1999, 1998 and 1997, respectively:

        - dividend yield of 1.6%, 1.4% and 0.8%, respectively

        - expected life of 6, 8 and 6 years, respectively

        - risk free interest rate of 6.8%, 5.1% and 5.4%, respectively

        - expected volatility of 28.7% and 56.2%, respectively

     The weighted-average fair value of options granted during 1999, 1998 and 1997 whose exercise price equals the fair market value of the Company's stock on grant date was $5.82, $7.47 and $1.30, respectively. The weighted-average fair value of options granted during 1999, 1998 and 1997 whose exercise price is less than the fair market value of the Company's stock on grant date was $3.80, $7.71 and $4.37, respectively.

  Employee Stock Purchase Plan

     The Employee Stock Purchase Plan (the "ESPP") allows eligible employees to invest from 1% to 10% of their compensation to purchase shares of the Company's common stock at a price equal to 85% of its fair market value. The Company reserved 500,000 shares for purchase by employees under the ESPP and 293,732 shares were purchased through December 31, 1999.

18.  SEGMENT REPORTING DATA

     In 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has two reportable segments: broker-dealer and asset management. The Company's broker-dealer segment includes the retail operations, equity capital markets and trading businesses of Tucker Anthony, Sutro and Hill Thompson since they generally offer similar products and services and are subject to uniform regulatory requirements. The Company offers its broker-dealer clients a wide range of products and services, including retail brokerage, investment banking, institutional sales and fixed income products. The asset management segment includes Freedom Capital, Cleary Gull IMS and asset management business from Tucker Anthony and Sutro. The Company offers its asset management clients investment

                         FREEDOM SECURITIES CORPORATION
advisory, portfolio management and custodial services. Substantially all of the Company's business is transacted in the United States. The following table presents information about reported segments (amounts in thousands):

                                                                       ASSET
                                                     BROKER-DEALER   MANAGEMENT   OTHER(a)     TOTAL
                                                     -------------   ----------   ---------   --------
Year ended December 31, 1999
     Net revenues..................................    $483,108       $67,383      $ 2,845    $553,336
     Income (loss) before income taxes.............      37,077        15,045       (4,137)     47,985
     Total assets..................................     674,595        69,933       73,475     818,003
Year ended December 31, 1998
     Net revenues..................................    $390,854       $47,584      $ 1,938    $440,376
     Income (loss) before income taxes.............      36,466        10,202       (2,074)     44,594
     Total assets..................................     463,594        92,142       50,514     606,250
Year ended December 31, 1997
     Net revenues..................................    $340,427       $34,849      $ 1,538    $376,814
     Income (loss) before income taxes.............      30,859         7,042       (5,466)     32,435
     Total assets..................................     620,707        58,580       48,300     727,587

---------------
(a) Other reflects the activities of the Company's holding companies. Income
    (loss) before income taxes principally includes amortization of goodwill and acquisition interest expense. Total assets primarily consist of goodwill and deferred taxes of Freedom Securities Corporation.

                         FREEDOM SECURITIES CORPORATION

19.  QUARTERLY INFORMATION (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED):

                                                   FIRST       SECOND      THIRD       FOURTH
                                                  QUARTER     QUARTER     QUARTER     QUARTER
                                                  --------    --------    --------    --------
1999
Net revenues(a).................................  $122,640    $130,532    $133,832    $166,332
Income before income taxes......................    11,457      12,253      10,834      13,441
Net income......................................     6,798       7,452       7,004       7,863
Basic earnings per share........................  $   0.34    $   0.38    $   0.36    $   0.37
Diluted earnings per share......................      0.33        0.36        0.34        0.36
Stock price range(b):
     High.......................................  $  18.00    $  19.00    $  17.13    $  15.00
     Low........................................  $  14.13    $  14.38    $  12.56    $  10.25
1998
Net revenues(a).................................  $100,110    $121,661    $ 99,862    $118,743
Income before income taxes......................     8,596      13,238      10,621      12,139
Net income before extraordinary item............     5,029       7,635       6,670       7,077
Extraordinary item (net of tax).................        --      (1,276)         --          --
Net income after extraordinary item.............     5,029       6,359       6,670       7,077
Earnings per share:
     Basic before extraordinary item............  $   0.34    $   0.39    $   0.33    $   0.35
     Basic after extraordinary item.............      0.34        0.32        0.33        0.35
     Diluted before extraordinary item..........      0.32        0.36        0.32        0.34
     Diluted after extraordinary item...........      0.32        0.30        0.32        0.34
Stock price range(b):
     High.......................................        --    $  23.13    $  21.50    $  19.00
     Low........................................        --    $  17.19    $  11.69    $   9.38

---------------
(a) Certain amounts have been reclassified to conform with 1999 financial statement presentation.

(b) Prices represent the range of sales per share on the New York Stock Exchange since the Company's public offering on April 2, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required in Item 10 will be contained in the Company's proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this Report is filed and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required in Item 11 will be contained in the Company's proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this Report is filed and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required in Item 12 will be contained in the Company's proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this Report is filed and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in Item 13 will be contained in the Company's proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this Report is filed and is incorporated herein by reference.

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

     (3) Exhibits

        The exhibits listed on the accompanying Index to Exhibits below are filed as part of this Annual Report on Form 10-K.

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

                                                  /s/ JOHN H. GOLDSMITH
                                            ------------------------------------
                                            JOHN H. GOLDSMITH
                                            CHAIRMAN OF THE BOARD,
                                            CHIEF EXECUTIVE OFFICER AND DIRECTOR

Date: March 24, 2000

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of March, 2000.

               /s/ JOHN H. GOLDSMITH
---------------------------------------------------    Chairman of the Board, Chief Executive Officer
                 JOHN H. GOLDSMITH                     (Principal Executive Officer) and Director

              /s/ KENNETH S. KLIPPER                   Executive Vice President, Chief Financial
---------------------------------------------------    Officer (Principal Financial and Accounting
                KENNETH S. KLIPPER                     Officer)

                /s/ JOHN F. LUIKART
---------------------------------------------------
                  JOHN F. LUIKART                      Director

               /s/ DAVID P. PROKUPEK
---------------------------------------------------
                 DAVID P. PROKUPEK                     Director

                /s/ MARK T. WHALEY
---------------------------------------------------
                  MARK T. WHALEY                       Director

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

               /s/ THOMAS M. HAGERTY
---------------------------------------------------
                 THOMAS M. HAGERTY                     Director

               /s/ DAVID V. HARKINS
---------------------------------------------------
                 DAVID V. HARKINS                      Director

                /s/ HUGH R. HARRIS
---------------------------------------------------
                  HUGH R. HARRIS                       Director

                 /s/ SETH W. LAWRY
---------------------------------------------------
                   SETH W. LAWRY                       Director

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
--------                      -----------------------
    +3.1    Restated Certificate of Incorporation of the Company
    +3.2    Bylaws of the Company
   +10.1    Contribution Agreement by and among the Company, Hancock,
            THL and SCP Private Equity Partners, L.P., dated as of
            October 4, 1996
   +10.2    Stockholders Agreement by and among the Company and the
            persons listed on the signature pages thereof as the Initial
            Investors, SCP Initial Investor, Employee Investors and
            Seller Initial Investor dated as of November 30, 1996
   +10.3    Additional Share Agreement by and between the Company and
            Hancock, dated as of November 29, 1996
   +10.4    Tax Matters Agreement by and between the Company and
            Hancock, dated as of November 29, 1996
   +10.8    1996 Stock Option Plan
   +10.9    Employment Agreement by and between the Company and John H.
            Goldsmith, dated as of November 29, 1996
   +10.11   Agreement, by and among Prudential Securities Incorporated,
            John Hancock Clearing Corporation, Tucker Anthony
            Incorporated and Sutro & Co. Incorporated
   +10.12   Form of TAMP Incentive Plan Limited Partnership Limited
            Partnership, Agreement, dated as of July 1, 1989
   +10.13   Form of TAMP II Incentive Plan Limited Partnership Limited
            Partnership, Agreement, dated as of February 28, 1995
   +10.14   Form of TAMM II Incentive Plan Limited Partnership Limited
            Partnership, Agreement, dated April 8, 1984
   +10.15   Form of Sutro Venture Partners I, L.P. Limited Partnership
            Agreement, dated as of March 21, 1996
   +10.16   Form of Sutro Venture Partners II, L.P. Limited Partnership
            Agreement, dated as of March 21, 1996
   +10.17   Form of Operating Agreement for Sutro Investment Partners
            IV, LLC dated as of June 30, 1997
  ++10.20   Chattel Leasing Security Agreement by and between T.A.
            Leasing, Inc. and BancBoston Leasing, Inc., dated November
            29, 1996.
  ++10.21   Amended and Restated Chattel Leasing Promissory Note, by and
            between T.A. Leasing, Inc. and BancBoston Leasing, Inc.,
            dated February 28, 1997.
  ++10.22   Chattel Leasing Security Agreement by and between Sutro
            Leasing Inc. and BancBoston Leasing, Inc., dated February
            28, 1997
  ++10.23   Chattel Leasing Promissory Note by and between Sutro Leasing
            Inc. and BancBoston Leasing, Inc., dated February 28, 1997.
  ++10.24   1998 Long-Term Incentive Plan
  ++10.25   1998 Executive Performance Bonus Plan
  ++10.26   Amendment No. 1 to the Stockholders Agreement dated January
            30, 1998
  ++10.27   Form of Amendment No. 2 to the Stockholders Agreement
  ++10.28   Form of Amendment No. 3 to the Stockholders Agreement
  ++10.29   David P. Prokupek Employment Agreement
  ++10.30   Revolving Credit Agreement, by and among the Company,
            BankBoston, N.A., and the other banks party thereto, dated as of August 21, 1998
  ++10.31   John F. Luikart Employment Agreement
  ++10.32   Kevin J. McKay Employment Agreement

EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
--------                      -----------------------
+++10.33    Form of Sutro Venture Partners III, L.P. Limited Partnership
            Agreement
+++10.34    Form of Sutro Venture Partners IV, L.P. Limited Partnership
            Agreement
+++10.35    Amendment to Clearing Agreement (September 8, 1995), dated as of April 23, 1998
   10.36    Master Agreement by and between BancBoston Leasing Inc. and
            Tucker Anthony Incorporated dated as of January 21, 1999
   10.37    Master Agreement by and between BancBoston Leasing Inc. and
            Sutro Leasing dated as of January 21, 1999.
   10.38    First Amendment to Revolving Credit Agreement, dated as of
            November 12, 1999
   10.39    Second Amendment to Revolving Credit Agreement, dated as of
            February 11, 2000
   10.40    Kenneth S. Klipper Employment Agreement
   10.41    Form of TACS III Incentive Plan Limited Partnership, Limited
            Partnership Agreement, dated as of July 1, 1989
   10.42    Form of TACS IV Incentive Plan Limited Partnership, Limited
            Partnership Agreement, dated as of March 22, 1995
   10.43    Form of Operating Agreement for Sutro Investment Partners V,
            LLC dated as of March 19, 1998
   10.44    Form of CGRM Investment Partnership General Partnership
            Agreement
    21      Subsidiaries of the Company
    23      Consent of Ernst & Young, LLP, Independent Auditors
    27      Financial Data Schedule

---------------
+ Incorporated by reference to the Company's registration statement on Form S-1 (File No. 333-44938)

++ Incorporated by reference to the Company's registration statement on Form S-1 (File No. 333-62857)

+++ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998

     Schedules and exhibits to certain exhibits to this Form 10-K have been omitted, which schedules shall be furnished to the Commission upon request.