Form 10-Q
period 2000-03-31
TUCKER ANTHONY SUTRO
filed 2000-05-12
CIK 1029267

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 X         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
---        OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
---        FROM _________________ TO _________________



Commission File Number     1-13993


                              TUCKER ANTHONY SUTRO
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                        04-3335712
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

            One Beacon Street
          Boston, Massachusetts                                 02108
  (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code    (617)  725-2000


    Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No

    As of May 8, 2000 the Company had 22,484,585 shares of common stock outstanding.

                                TABLE OF CONTENTS
                                -----------------


PART I.         FINANCIAL INFORMATION                                               PAGE
-------         ---------------------                                               ----
   Item 1.      Financial Statements

                    Consolidated Statements of Financial Condition -
                        March 31, 2000 and December 31, 1999                          3

                    Consolidated Statements of Income - Three months
                        ended March 31, 2000 and 1999                                 4

                    Consolidated Statements of Cash Flows - Three months
                        ended March 31, 2000 and 1999                                 5

                    Notes to Consolidated Financial Statements                        6

   Item 2.      Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                    9

   Item 3.      Quantitative and Qualitative Disclosures About Market Risk            12

PART II.        OTHER INFORMATION
--------        -----------------

   Item 1.      Legal Proceedings                                                     12

   Item 2.      Changes in Securities and Use of Proceeds                             13

   Item 3.      Defaults Upon Senior Securities                                       13

   Item 4.      Submission of Matters to a Vote of Security Holders                   13

   Item 5.      Other Information                                                     13

   Item 6.      Exhibits and Reports on Form 8-K                                      13

SIGNATURES                                                                            14

EXHIBIT INDEX                                                                         15

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              TUCKER ANTHONY SUTRO
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             MARCH 31,        DECEMBER 31,
                                                                               2000              1999
                                                                            (unaudited)
                                                                            -----------       ------------
                                                   ASSETS

Cash and cash equivalents                                                    $  42,582         $  24,647
Receivables from brokers and dealers                                           106,513           103,568
Securities purchased under agreements to resell                                 51,181            41,250
Securities owned, at market                                                    440,447           414,245
Fixed assets, net of accumulated depreciation and amortization                  25,291            24,644
Deferred income taxes                                                           11,075            10,936
Goodwill, net of accumulated amortization                                       85,466            87,083
Other receivables                                                               61,952            56,684
Other assets                                                                    66,543            54,946
                                                                             ---------         ---------
               Total assets                                                  $ 891,050         $ 818,003
                                                                             =========         =========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Payables to brokers and dealers                                              $  98,237         $  88,811
Securities sold under agreements to repurchase                                   5,005            10,983
Securities sold, not yet purchased, at market                                  265,619           234,026
Accrued compensation and benefits                                               85,122            94,341
Accounts payable and accrued expenses                                           76,625            56,323
Notes payable to banks                                                          60,041            61,303
                                                                             ---------         ---------
               Total liabilities                                               590,649           545,787
                                                                             ---------         ---------

Stockholders' equity:
Common stock, $.01 par value (60,000,000 shares authorized,
   22,451,839 and 21,773,841 shares issued in 2000 and 1999,
   respectively)                                                                   225               218
Additional paid-in capital                                                     215,999           207,134
Retained earnings                                                               84,343            65,175
Treasury stock (11,709 and 21,967 shares in 2000 and 1999,
   respectively, at cost)                                                         (166)             (311)
                                                                             ---------         ---------
               Total stockholders' equity                                      300,401           272,216
                                                                             ---------         ---------
               Total liabilities and stockholders' equity                    $ 891,050         $ 818,003
                                                                             =========         =========

See accompanying notes.

                              TUCKER ANTHONY SUTRO
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  ----------------------
                                                                    2000          1999
                                                                  --------      --------
Revenues
     Commissions                                                  $ 90,170      $ 54,020
     Principal transactions                                         89,687        32,555
     Investment banking                                             29,851        13,482
     Asset management                                               19,101        14,251
     Net interest income (net of interest expense of
       $16,457 in 2000 and $6,965 in 1999)                           9,927         6,283
     Other                                                           3,991         2,048
                                                                  --------      --------
        Net revenues                                               242,727       122,639

Non-interest expenses

     Compensation and benefits                                     156,898        79,851
     Occupancy and equipment                                         8,264         6,591
     Communications                                                  6,584         5,186
     Brokerage and clearance                                         9,165         4,934
     Promotional                                                     5,646         3,654
     Other                                                          21,180        10,966
                                                                  --------      --------
        Total non-interest expenses                                207,737       111,182
                                                                  --------      --------

Income before income taxes                                          34,990        11,457
Income taxes                                                        14,586         4,659
                                                                  --------      --------
Net income                                                        $ 20,404      $  6,798
                                                                  ========      ========

Earnings per share:
     Basic                                                        $   0.93      $   0.34
     Diluted                                                      $   0.90      $   0.33

Cash dividends declared per share                                 $   0.05      $   0.04

Weighted-average common shares outstanding:
     Basic                                                          21,938        19,823
     Diluted                                                        22,681        20,726



See accompanying notes.

                              TUCKER ANTHONY SUTRO
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                           -----------------------------
                                                                             2000                 1999
                                                                           --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $ 20,404             $  6,798
Adjustments to reconcile net income to net
   cash provided by operating activities:
        Depreciation and amortization                                         9,775                2,774
        Deferred income taxes                                                  (139)                 (42)
        Non-cash compensation                                                    41                   41
Changes in assets and liabilities, net of effects of acquisitions
     (Increase) decrease in operating assets:
        Receivables from brokers and dealers                                 (2,945)              29,311
        Securities purchased under agreements to resell                      (9,931)              60,248
        Securities owned, at market                                         (26,202)             (20,850)
        Other receivables                                                    (5,268)             (11,868)
        Other assets                                                        (15,960)             (10,429)
     Increase (decrease) in operating liabilities:
        Payables to brokers and dealers                                       9,426              (17,582)
        Securities sold under agreements to repurchase                       (5,978)              (2,780)
        Securities sold, not yet purchased, at market                        31,593               31,239
        Accrued compensation and benefits                                    (4,620)             (43,672)
        Accounts payable and accrued expenses                                21,376               (1,494)
                                                                           --------             --------
Net cash provided by operating activities                                    21,572               21,694

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets                                                    (3,317)              (2,172)
Acquisitions, net of cash acquired                                             --                 (9,458)
                                                                           --------             --------
Net cash used in investing activities                                        (3,317)             (11,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net                                       2,033                2,056
Purchases of treasury stock                                                    --                (12,938)
Payment of dividends                                                         (1,091)                (792)
Repayments of bank borrowings                                                (1,262)                (986)
                                                                           --------             --------
Net cash used in financing activities                                          (320)             (12,660)
                                                                           --------             --------

Increase (decrease) in cash and cash equivalents                             17,935               (2,596)
Cash and cash equivalents, beginning of period                               24,647               11,292
                                                                           --------             --------
Cash and cash equivalents, end of period                                   $ 42,582             $  8,696
                                                                           ========             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
     Income taxes                                                          $  5,222             $  4,021
     Interest                                                              $ 14,755             $  6,445



See accompanying notes.

                              TUCKER ANTHONY SUTRO
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

    Tucker Anthony Sutro (formerly Freedom Securities Corporation) is a holding company which together with its wholly-owned subsidiaries (collectively, the "Company") is a full-service retail brokerage, asset management and investment banking firm. The consolidated financial statements include the accounts of the Company and its operating subsidiaries: Tucker Anthony Incorporated ("Tucker Anthony"), a full-service brokerage and investment firm, and its divisions:
Tucker Anthony Cleary Gull, an investment banking and institutional brokerage firm, Gibraltar Securities, a brokerage and investment advisory firm and Tucker Anthony MidAtlantic, a municipal finance and underwriting brokerage firm; Sutro & Co. Incorporated ("Sutro"), a West Coast brokerage and investment banking firm; Hill, Thompson, Magid & Co., Inc. ("Hill Thompson"), a New Jersey-based over-the-counter trading firm; Freedom Capital Management Corporation ("Freedom Capital"), a Boston-based asset management firm; and Cleary Gull Investment Management Services, Inc. ("Cleary Gull IMS"), a Milwaukee-based asset management firm.

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

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The information included in this Form 10-Q should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.  NET CAPITAL REQUIREMENTS

    Certain subsidiaries of the Company are subject to the net capital requirements of the New York Stock Exchange, Inc. ("Exchange") and the Uniform Net Capital requirements of the Securities and Exchange Commission ("Commission") under Rule 15c 3-1. The Exchange and the Commission rules also provide that equity capital may not be withdrawn or cash dividends paid if certain minimum net capital requirements are not met. The Company's principal regulated subsidiaries are discussed below.

    Tucker Anthony is a registered broker and dealer. At March 31, 2000, Tucker Anthony had net capital of approximately $25.4 million which was $24.4 million in excess of the $1.0 million amount required to be maintained at that date.

    Sutro is a registered broker and dealer. At March 31, 2000, Sutro had net capital of approximately $11.0 million which was $10.0 million in excess of the $1.0 million amount required to be maintained at that date.

    Hill Thompson is a registered broker and dealer. At March 31, 2000, Hill Thompson had net capital of approximately $31.8 million which was $30.8 million in excess of the $1.0 million amount required to be maintained at that date. In addition, at March 31, 2000, Hill Thompson had $ 0.2 million in cash segregated in a special reserve bank account for the exclusive benefit of customers pursuant to the reserve formula requirements of Rule 15c 3-3.

    Cleary Gull IMS is a registered broker and dealer. At March 31, 2000, Cleary Gull IMS had net capital of approximately $0.3 million which was $0.2 million in excess of the $0.1 million amount required to be maintained at that date.

    Freedom Trust Company ("FTC") is a subsidiary of Freedom Capital and is a limited purpose trust company. Pursuant to state regulations, FTC is required to meet and maintain certain capital minimums and ratios. At March 31, 2000, FTC's regulatory capital, as defined, was $1.3 million and FTC was in compliance with all such requirements.

    Under a clearing arrangement with Wexford Clearing Services Corporation ("Wexford"), Tucker Anthony, Sutro and Cleary Gull IMS are required to maintain certain minimum levels of net capital and comply with other financial ratio requirements. At March 31, 2000, Tucker Anthony, Sutro and Cleary Gull IMS were in compliance with all such requirements.

3.  COMMITMENTS AND CONTINGENCIES

    The Company leases office space and various types of equipment under noncancelable leases generally varying from one to ten years, with certain renewal options for like terms.

    The Company has been named as defendant in a number of civil actions and arbitrations primarily relating to its broker-dealer activities. The Company is also involved, from time to time, in proceedings with, and investigations by, governmental agencies and self regulatory organizations. While the ultimate outcome of litigation involving the Company cannot be predicted with certainty, management believes, based on currently available information, that it has meritorious defenses to all such actions and intends to defend each of these vigorously.

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

    The Company has outstanding when-issued contracts which commit it to purchase securities at specified future dates and prices. The Company presells such issues to manage risk exposure related to these off-balance sheet commitments. Transactions which were open at March 31, 2000 have subsequently settled and had no material effect on the consolidated statements of income and financial condition.

4.  EARNINGS PER SHARE

    The Company computes its earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share." The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

                                                           THREE MONTHS ENDED
                                                             MARCH 31, 2000
                                                           ------------------
                                                            2000        1999
                                                           -------    -------
NUMERATOR

Net income                                                 $20,404    $ 6,798

DENOMINATOR

Weighted-average shares outstanding                         21,938     19,823
Dilutive effect of:
   Stock options and other exercisable shares (a)              743        903
                                                           -------    -------
   Adjusted weighted-average shares outstanding             22,681     20,726

EARNINGS PER SHARE

Basic                                                        $0.93      $0.34
Diluted                                                      $0.90      $0.33

(a) Options to purchase 743,339 shares of the Company's common stock were outstanding at March 31, 2000 but were not included in the computation of diluted earnings per share. Also excluded from the computation were 666,667 shares of restricted stock that were not vested at March 31, 2000. The inclusion of such options and restricted stock would have had an antidilutive effect on the diluted earnings per share calculation because the options' exercise prices and restricted stock prices were greater than the average market price of the Company's common shares for the 2000 first quarter.

5.  SEGMENT REPORTING DATA

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

                                                                      ASSET
                                                 BROKER-DEALER     MANAGEMENT        OTHER(a)       TOTAL
-------------------------------------------------------------------------------------------------------------
      THREE MONTHS ENDED MARCH 31, 2000

Net revenues                                         $222,397       $19,146          $ 1,184      $242,727
Income (loss) before income taxes                      38,954         4,232           (8,196)       34,990
Total assets                                          735,723        75,303           80,024       891,050
-------------------------------------------------------------------------------------------------------------
      THREE MONTHS ENDED MARCH 31, 1999
Net revenues                                         $107,743       $14,355          $   541      $122,639
Income before income taxes                              8,024         3,425                8        11,457
Total assets                                          457,903        61,085           52,235       571,223
-------------------------------------------------------------------------------------------------------------


(a)  Other reflects the activities of the Company's holding companies. Income
     (loss) before income taxes includes amortization of goodwill and acquisition related expenses. Total assets primarily consist of goodwill and deferred taxes of Tucker Anthony Sutro.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing in Item 1 of this report. This Form 10-Q may contain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance and involve risks and uncertainties, including but not limited to those identified in the following paragraph, and that actual results may differ materially from those contemplated by such forward-looking statements.

BUSINESS ENVIRONMENT

    The Company's retail securities brokerage activities, as well as its investment banking, asset management, institutional sales, trading and equity research services, are in highly competitive markets and subject to various risks including volatile trading markets and fluctuations in the volume of market activity. These markets are affected by general economic and market conditions, including fluctuations in interest rates, volume and price levels of securities, flows of investor funds into and out of mutual funds and pension plans and by factors that apply to particular industries such as technological advances and changes in the regulatory environment. The Company's financial results have been and may continue to be subject to fluctuations due to these and other factors. Consequently, the results of operations for a particular period may not be indicative of results to be expected for other periods.

COMPONENTS OF REVENUES AND EXPENSES

    REVENUES Commission revenues include retail and institutional commissions received by the Company as an agent in securities transactions, including all exchange listed, over-the-counter agency, mutual fund, insurance and annuity transactions. Principal transactions revenues include principal sales credits and dividends as well as gains and losses from the trading of securities by the Company. Investment banking revenues include selling concessions, underwriting fees and management fees received from the underwriting of corporate or municipal securities as well as fees earned from providing merger and acquisition and other financial advisory services. Asset management revenues include fees generated from providing investment advisory, portfolio management and custodial services to clients, as well as managed account fees and 12b-1 distribution fees. Other revenues primarily consist of retirement plan revenue, third party correspondent clearing fees and other transaction fees. Net interest income equals interest income less interest expense. Interest income primarily consists of interest earned on margin loans made to customers, securities purchased under agreements to resell and fixed income securities held in the Company's trading accounts. Interest expense includes interest paid under its Wexford financing arrangement and on bank borrowings, securities sold under agreements to repurchase and cash balances in customer accounts held by Wexford.

    EXPENSES Compensation and benefits expense includes sales, trading and incentive compensation, which are primarily variable based on revenue production and/or business unit profit contribution, and salaries, payroll taxes and employee benefits which are relatively fixed in nature. Incentive compensation, including bonuses for eligible employees, is accrued proratably throughout the year based on actual or estimated annual amounts. Occupancy and equipment expense includes rent and operating expenses for facilities, expenditures for repairs and maintenance, and depreciation and amortization of furniture, fixtures and leasehold improvements. Communications expense includes charges for telecommunications, news and market data services. Brokerage and clearance expense includes the cost of securities clearance, floor brokerage and exchange fees. Promotional expense includes travel, entertainment and advertising. Other expenses include general and administrative expenses, such as professional services, litigation expenses, goodwill amortization, data processing and other miscellaneous expenses.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

The following table compares first quarter results (amounts in millions) in 2000 and 1999:


                                            THREE MONTHS               PERIOD TO PERIOD          PERCENTAGE OF
                                           ENDED MARCH 31,           INCREASE/(DECREASE)         NET REVENUES
                                     --------------------------   --------------------------  -------------------
                                          2000          999(a)         AMOUNT      PERCENT       2000       1999
                                     -------------  ----------     ----------    ---------    --------  --------
Revenues:
    Commissions                        $   90.2       $   54.0       $   36.2        67          37         44
    Principal transactions                 89.7           32.6           57.1       175          37         27
    Investment banking                     29.8           13.5           16.3       121          12         11
    Asset management                       19.1           14.2            4.9        34           8         12
    Net interest income  (b)                9.9            6.3            3.6        58           4          5
    Other                                   4.0            2.0            2.0        95           2          1
                                       --------       --------       --------                 --------   --------
        Net revenues                      242.7          122.6          120.1        98         100        100
  Non-interest expenses:
    Compensation and benefits             156.9           79.9           77.0        96          65         65
    Occupancy and equipment                 8.3            6.6            1.7        25           3          5
    Communications                          6.5            5.2            1.3        27           3          4
    Brokerage and clearance                 9.2            4.9            4.3        86           4          4
    Promotional                             5.6            3.6            2.0        55           2          3
    Other                                  21.2           11.0           10.2        93           9         10
                                       --------       --------       --------                 --------   --------
        Total non-interest expense        207.7          111.2           96.5        87          86         91
    Income before income taxes             35.0           11.4           23.6       205          14          9
    Income taxes                           14.6            4.6           10.0       213           6          3
                                       --------       --------       --------                 --------   --------
    Net income                         $   20.4       $    6.8       $   13.6       200           8          6
                                       ========       ========       ========                 ========   ========

(a) Certain amounts have been reclassified to conform with 2000 financial statement presentation.
(b) Net interest income is net of interest expense of $16.5 million in 2000 and $7.0 million in 1999.

    Net income for the first quarter ended March 31, 2000 increased 200% to a record $20.4 million compared with $6.8 million a year ago. Earnings per share (diluted) for the quarter were $0.90, up 173% from $0.33 in the first quarter of last year. Net revenues were $242.7 million in this year's first quarter, up $120.1 million or 98% from $122.6 million a year ago. These results reflect the impact of the Company's successful integration of its acquisitions, benefits from growth of its core businesses and strong market conditions during the first quarter of 2000.

    Commission revenues rose 67% to a record $90.2 million in the 2000 first quarter from $54.0 million in the same period a year ago. The higher commission revenues stem from increased productivity per investment executive as well as an overall increase in new investment executives as a result of acquisitions and the Company's recruiting efforts throughout 1999.

    Revenues from principal transactions were $89.7 million in the first quarter of 2000, up $57.1 million or 175% from $32.6 million a year ago, primarily due to the acquisitions of Hill Thompson and Gibraltar in late 1999 which contributed $52.9 million of the increase in the current quarter. Of the $52.9 million increase attributable to Hill Thompson and Gibraltar, $44.9 million or 85% stems from Hill Thompson whose primary business is market making in NASDAQ Small Cap, OTC Bulletin Board and Pink Sheet stocks. Hill Thompson benefited from high levels of market activity in OTC traded securities during the first quarter.

    Investment banking revenues increased 121% to $29.8 million in the current quarter from $13.5 million in the first quarter of 1999, primarily due to increased volume in merger and acquisitions and, to a lesser extent, from private transactions and underwriting.

    Asset management revenues grew 34% to $19.1 million in the first quarter of 2000 compared with $14.2 million in the first quarter of 1999, mainly due to growth in assets under management, which grew to $11.8 billion at March 31, 2000 from $9.4 billion in 1999.

    Net interest income was $9.9 million for the current quarter, up $3.6 million or 58% from $6.3 million in the 1999 first quarter, mostly due to higher customer margin balances.

    Non-interest expenses were $207.7 million in the first quarter of 2000, an increase of 87% from the $111.2 million in the first quarter of 1999. Included in the current quarter expenses are costs of $22.6 million from Hill Thompson and $10.7 million from Gibraltar, which were both acquired in late 1999. Compensation and benefits expense as a percentage of net revenues was down to 64.6% from 65.1% in the prior year quarter. Non-compensation operating expenses were $50.8 million in the first quarter of 2000 (including $6.3 million from Hill Thompson and Gibraltar) versus $31.3 million a year ago and increased primarily due to growth in the Company's net revenues. Despite the increase in costs, non-compensation operating expenses declined as a percentage of net revenues to 20.9 % for the current quarter from 25.5% a year ago.

    The Company's income tax provisions for the quarters ended March 31, 2000 and 1999 were $14.6 million and $4.6 million, respectively. The effective tax rate was 42% for the first quarter of 2000, up from 41% for the same period last year mainly due to an increase in income and transactions that are not subject to preferential tax treatment.

LIQUIDITY AND CAPITAL RESOURCES

    The Company receives dividends, interest on loans and other payments from its subsidiaries, which are the Company's main source of funds to pay expenses, service debt and pay dividends. Distributions and interest payments to the Company from its registered broker-dealer subsidiaries, the Company's primary sources of liquidity, are restricted as to amounts which may be paid by applicable law and regulations. The net capital rules are the primary regulatory restrictions regarding capital resources. The Company's rights to participate in the assets of any subsidiary are also subject to prior claims of the subsidiary's creditors, including customers of the broker-dealer subsidiaries.

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

     The majority of the subsidiaries' assets are financed through Wexford, by securities sold under repurchase agreements and by securities sold, not yet purchased. The Company's principal source of short-term financing stems from its clearing arrangement with Wexford under which the Company can borrow on an uncommitted, collateralized basis against its proprietary inventory positions. This financing generally is obtained from Wexford at rates based upon prevailing market conditions. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings.

    Repurchase agreements are used primarily for customer accommodation purposes and to finance the Company's inventory positions in U.S. government and agency securities. These positions provide products and liquidity for customers and are not maintained for the Company's investment or market speculation. The level of activity fluctuates depending on customer and inventory needs; however, these fluctuations have not materially affected liquidity or capital resources. The Company monitors the collateral position and counterparty risk of these transactions daily.

    The subsidiaries' total assets and short-term liabilities and the individual components thereof may vary significantly from period to period because of changes relating to customer needs and economic and market conditions. The Company's operating activities generate cash resulting from net income earned during the period and fluctuations in its current assets and liabilities.

    In addition to normal operating requirements, capital is required to satisfy financing and regulatory requirements. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated capital needs of the subsidiaries. The excess regulatory net capital of the Company's broker-dealer subsidiaries may fluctuate throughout the year reflecting changes in inventory levels and/or composition, investment banking commitments and balance sheet components. For a description of the Company's net capital requirements, see Note 2 of the Notes to the Financial Statements. Management believes that existing capital, funds provided by operations, the credit arrangement with Wexford and funds available from a revolving credit agreement will be sufficient to finance the operating subsidiaries' ongoing businesses. In 1999, the Company financed acquisitions with cash, stock or a combination of both. Future acquisitions, if any, would likely be financed in the same manner. Funds available from a revolving credit agreement are expected to be sufficient to finance acquisitions in the near future.

    The Company maintains a revolving credit agreement (the "Credit Agreement") whereby participating banks have made commitments totaling $100 million. At March 31, 2000, the Company had borrowings of $50.0 million at interest rates ranging from 1% to 1.45% above the federal funds rate. In addition, the Company must pay a commitment fee of 0.20% on the unused available credit. The Credit Agreement matures in November 2003 with all outstanding notes payable at that date. The Company must comply with certain financial covenants under the Credit Agreement and was in compliance with such covenants at March 31, 2000.

    The Company maintains, through two subsidiaries, a fixed asset credit facility (the "Fixed Asset Facility") secured by certain of the Company's fixed assets. At March 31, 2000, the Company had borrowings outstanding under the Fixed Asset Facility of $10.0 million, of which $7.9 million is payable in monthly installments until December 2001 and $2.1 million is payable in monthly installments through June 2003. The Company has historically financed capital expenditures through internal cash generation and through the Fixed Asset Facility. For the three months ended March 31, 2000 and 1999, the Company had capital expenditures of $3.3 million and $2.2 million, respectively, which were funded from operations.

    The Company has a stock repurchase program that permits it to purchase approximately two million shares of its common stock outstanding. To date, the Company has funded its stock repurchases from internal sources and, as of March 31, 2000, the Company had 906,758 shares available for purchase under the program.

CASH FLOWS

    For the three months ended March 31, 2000, cash and cash equivalents increased $17.9 million. Funds generated from operating activities were $21.6 million including net income of $20.4 million and depreciation, amortization and other non-cash charges to net income of $9.7 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information about market risks for the three months ended March 31, 2000 does not differ materially from that discussed under Item 7a of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company has been named as defendant in a number of civil actions and arbitrations primarily relating to its broker-dealer activities. The Company is also involved, from time to time, in proceedings with, and investigations by, governmental agencies and self regulatory organizations. While the ultimate outcome of litigation involving the Company cannot be predicted with certainty, management believes, based on currently available information, that it has meritorious defenses to all such actions and intends to defend each of these vigorously.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (c) UNREGISTERED SECURITIES:

    During the first quarter of 2000, the Company issued 62,490 additional shares of its common stock to the former owners of The Hill Thompson Group, Ltd. to finalize the acquisition of their firm in a private placement transaction exempt under section 4(2) of the Securities Act.

    Additionally, during the first quarter of 2000 the Company issued 10,258 shares of common stock in private placement transactions exempt under section 4(2) of the Securities Act to John Hancock Subsidiaries, Inc. pursuant to the Additional Share Agreement entered into in connection with the acquisition of the Company's subsidiaries from John Hancock in 1996.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits - The following exhibits are included herein or are incorporated by reference;

               27   Financial Data Schedule

    (b) Reports on Form 8-K - The following reports were filed with the Securities and Exchange Commission during the quarter ended March 31, 2000:

         January 25, 2000 (Item 5)

         Disclosed that Kenneth S. Klipper had been named Chief Financial Officer and an Executive Vice President of the Company and a member of its Operating Committee.

         Disclosed that the Company issued a press release announcing its financial results for the 1999 fourth quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TUCKER ANTHONY SUTRO
                                    (REGISTRANT)


DATE:  May 12, 2000             BY:  /s/  JOHN H. GOLDSMITH
                                     -------------------------------------------
                                          JOHN H. GOLDSMITH
                                          CHAIRMAN AND CHIEF EXECUTIVE OFFICER



DATE:  May 12, 2000             BY:  /s/  KENNETH S. KLIPPER
                                     -------------------------------------------
                                          KENNETH S. KLIPPER
                                          EXECUTIVE VICE PRESIDENT AND
                                          CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

 ITEM NO.               DESCRIPTION               SEQUENTIAL PAGE NO.
 --------               -----------               -------------------


    27            Financial Data Schedule                 16