Form 10-Q
period 2000-06-30
TUCKER ANTHONY SUTRO
filed 2000-08-14
CIK 1029267

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO ____________

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

Yes  X     No
    ----      ----

    As of August 10, 2000 the Company had 22,812,117 shares of common stock outstanding.

                                TABLE OF CONTENTS

                                                                           PAGE
PART I.         FINANCIAL INFORMATION

   Item 1.      Financial Statements

                   Consolidated Statements of Financial Condition -
                     June 30, 2000 and December 31, 1999                      3

                   Consolidated Statements of Income - Three and six
                     months ended June 30, 2000 and 1999                      4


                   Consolidated Statements of Cash Flows - Six months
                     ended June 30, 2000 and 1999                             5

                   Notes to Consolidated Financial Statements                 6

   Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        9

   Item 3.      Quantitative and Qualitative Disclosures About
                   Market Risk                                               13

PART II.        OTHER INFORMATION

   Item 1.      Legal Proceedings                                            13

   Item 2.      Changes in Securities and Use of Proceeds                    14

   Item 3.      Defaults Upon Senior Securities                              14

   Item 4.      Submission of Matters to a Vote of Security Holders          14

   Item 5.      Other Information                                            15

   Item 6.      Exhibits and Reports on Form 8-K                             15

SIGNATURES

EXHIBIT INDEX

Item 1.  Financial Statements

                              TUCKER ANTHONY SUTRO
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Amounts in thousands, except share data)

                                                                                     June 30,
                                                                                      2000       December 31,
                                                                                   (unaudited)      1999
                                                                                   -----------   ------------
ASSETS
Cash and cash equivalents                                                           $  36,691     $  24,647
Receivables from brokers and dealers                                                  117,608       103,568
Securities purchased under agreements to resell                                        52,702        41,250
Securities owned, at market                                                           311,652       414,245
Fixed assets, net of accumulated depreciation and amortization                         27,982        24,644
Deferred income taxes                                                                  11,213        10,936
Goodwill, net of accumulated amortization                                              83,849        87,083
Other receivables                                                                      72,265        63,755
Other assets                                                                           67,334        47,875
                                                                                    ---------     ---------
                Total assets                                                        $ 781,296     $ 818,003
                                                                                    =========     =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payables to brokers and dealers                                                     $  92,660     $  88,811
Securities sold under agreements to repurchase                                         14,738        10,983
Securities sold, not yet purchased, at market                                         150,712       234,026
Accrued compensation and benefits                                                      89,498        94,341
Accounts payable and accrued expenses                                                  63,066        56,323
Notes payable to banks                                                                 58,822        61,303
                                                                                    ---------     ---------
              Total liabilities                                                       469,496       545,787
                                                                                    ---------     ---------
Stockholders' equity:
Common stock, $.01 par value (60,000,000 shares authorized,
   22,750,163 and 21,773,841 shares issued in 2000 and 1999,
   respectively)                                                                          227           218
Additional paid-in capital                                                            218,141       207,134
Retained earnings                                                                      93,555        65,175
Treasury stock (8,679 and 21,967 shares in 2000 and 1999,
   respectively, at cost)                                                                (123)         (311)
                                                                                    ---------     ---------
               Total stockholders' equity                                             311,800       272,216
                                                                                    ---------     ---------
               Total liabilities and stockholders' equity                           $ 781,296     $ 818,003
                                                                                    =========     =========



See accompanying notes.

                              TUCKER ANTHONY SUTRO
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                     JUNE 30,                JUNE 30,
                                               --------------------    --------------------
                                                 2000        1999        2000        1999
                                               --------    --------    --------    --------
Revenues
     Commissions                               $ 66,944    $ 54,942    $157,114    $108,962
     Principal transactions                      48,370      30,772     136,286      60,688
     Investment banking                          18,143      16,858      47,995      30,339
     Asset management                            20,356      16,359      39,457      30,611
     Net interest income (1)                     12,163       9,188      23,861      18,111
     Other                                        6,097       2,412      10,087       4,459
                                               --------    --------    --------    --------
         Net revenues                           172,073     130,531     414,800     253,170

Non-interest expenses
     Compensation and benefits                  110,145      85,013     267,043     164,864
     Occupancy and equipment                      7,885       7,110      16,149      13,701
     Communications                               6,637       5,417      13,221      10,603
     Brokerage and clearance                      6,438       4,876      15,603       9,810
     Promotional                                  5,713       4,388      11,359       8,043
     Other                                       17,762      11,474      38,942      22,438
                                               --------    --------    --------    --------
         Total non-interest expenses            154,580     118,278     362,317     229,459
                                               --------    --------    --------    --------

Income before income taxes                       17,493      12,253      52,483      23,711
Income taxes                                      6,889       4,801      21,474       9,461
                                               --------    --------    --------    --------
Net income                                     $ 10,604    $  7,452    $ 31,009    $ 14,250
                                               ========    ========    ========    ========

Earnings per share:
     Basic                                     $   0.47    $   0.38    $   1.40    $   0.72
     Diluted (2)                               $   0.45    $   0.36    $   1.34    $   0.69

Cash dividends declared per share              $   0.06    $   0.05    $   0.11    $   0.09

Weighted-average common shares outstanding:
     Basic                                       22,486      19,677      22,213      19,750
     Diluted                                     23,641      20,646      23,166      20,698



(1)  Net of interest expense of $20,113 and $8,114 for the quarters ended
     June 30, 2000 and 1999, respectively and of $36,571 and $15,094 for the six months ended June 30, 2000 and 1999, respectively.

(2) Summation of the quarters' earnings per share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.

See accompanying notes.

                              TUCKER ANTHONY SUTRO
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                        Six Months Ended
                                                                            June 30,
                                                                     -----------------------
                                                                        2000         1999
                                                                     ---------     ---------
Cash Flows from Operating Activities:
Net income                                                           $  31,009     $  14,250
Adjustments to reconcile net income to net
   cash provided by operating activities:
        Depreciation and amortization                                   18,774        10,416
        Deferred income taxes                                             (177)          (83)
        Non-cash compensation                                               82            82
Changes in assets and liabilities, net of effects of acquisitions
     (Increase) decrease in operating assets:
        Receivables from brokers and dealers                           (14,040)       27,361
        Securities purchased under agreements to resell                (11,452)       59,491
        Securities owned, at market                                    102,593       (24,167)
        Other receivables                                               (8,510)      (14,454)
        Other assets                                                   (28,029)      (14,233)
     Increase (decrease) in operating liabilities:
        Payables to brokers and dealers                                  3,849        (6,544)
        Securities sold under agreements to repurchase                   3,755        (6,698)
        Securities sold, not yet purchased, at market                  (83,314)       11,078
        Accrued compensation and benefits                                 (244)      (27,450)
        Accounts payable and accrued expenses                            8,495           587
                                                                     ---------     ---------
Net cash provided by operating activities                               22,791        29,636

Cash Flows from Investing Activities:
Purchases of fixed assets                                               (8,139)       (4,276)
Acquisitions, net of cash acquired                                          --        (9,458)
                                                                     ---------     ---------
Net cash used in investing activities                                   (8,139)      (13,734)

Cash Flows from Financing Activities:
Proceeds from sale of common stock, net                                  2,313           546
Purchases of treasury stock                                                 --       (19,442)
Payment of dividends                                                    (2,440)       (1,781)
Repayments of bank borrowings                                           (2,481)       (1,826)
                                                                     ---------     ---------
Net cash used in financing activities                                   (2,608)      (22,503)
                                                                     ---------     ---------

Increase (decrease) in cash and cash equivalents                        12,044        (6,601)
Cash and cash equivalents, beginning of period                          24,647        11,292
                                                                     ---------     ---------
Cash and cash equivalents, end of period                             $  36,691     $   4,691
                                                                     ---------     ---------
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
     Income taxes                                                    $  34,115     $  11,191
     Interest                                                        $  18,873     $  14,304

See accompanying notes.

                              TUCKER ANTHONY SUTRO
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

    Tucker Anthony Sutro (formerly Freedom Securities Corporation) is a holding company which together with its wholly-owned subsidiaries (collectively, the "Company") is a full-service retail brokerage, asset management and investment banking firm. The consolidated financial statements include the accounts of the Company and its operating subsidiaries: Tucker Anthony Incorporated ("Tucker Anthony"), a full-service brokerage and investment firm, and its divisions:
Tucker Anthony Capital Markets, an investment banking and institutional brokerage firm, Gibraltar Securities, a brokerage and investment advisory firm and Tucker Anthony MidAtlantic, a municipal finance and underwriting brokerage firm; Sutro & Co. Incorporated ("Sutro"), a West Coast brokerage and investment banking firm; Hill, Thompson, Magid & Co., Inc. ("Hill Thompson"), a New Jersey-based wholesale over-the-counter trading firm; Freedom Capital Management Corporation ("Freedom Capital"), a Boston-based asset management firm; and Cleary Gull Investment Management Services, Inc. ("Cleary Gull IMS"), a Milwaukee-based asset management firm.

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

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The information included in this Form 10-Q should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

    Tucker Anthony is a registered broker and dealer. At June 30, 2000, Tucker Anthony had net capital of approximately $40.6 million which was $39.6 million in excess of the $1.0 million amount required to be maintained at that date.

    Sutro is a registered broker and dealer. At June 30, 2000, Sutro had net capital of approximately $12.7 million which was $11.7 million in excess of the $1.0 million amount required to be maintained at that date.

    Hill Thompson is a registered broker and dealer. At June 30, 2000, Hill Thompson had net capital of approximately $19.8 million which was $18.8 million in excess of the $1.0 million amount required to be maintained at that date. In addition, at June 30, 2000, Hill Thompson had $ 0.2 million in cash segregated in a special reserve bank account for the exclusive benefit of customers pursuant to the reserve formula requirements of Rule 15c 3-3.

    Cleary Gull IMS is a registered broker and dealer. At June 30, 2000, Cleary Gull IMS had net capital of approximately $0.5 million which was $0.2 million in excess of the $0.3 million amount required to be maintained at that date.

    Freedom Trust Company ("FTC") is a subsidiary of Freedom Capital and is a limited purpose trust company. Pursuant to state regulations, FTC is required to meet and maintain certain capital minimums and ratios. At June 30, 2000, FTC's regulatory capital, as defined, was $1.4 million and FTC was in compliance with all such requirements.

    Under a clearing arrangement with Wexford Clearing Services Corporation ("Wexford"), Tucker Anthony, Sutro and Cleary Gull IMS are required to maintain certain minimum levels of net capital and comply with other financial ratio requirements. At June 30, 2000, Tucker Anthony, Sutro and Cleary Gull IMS were in compliance with all such requirements.

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

    The Company has outstanding when-issued contracts which commit it to purchase securities at specified future dates and prices. The Company presells such issues to manage risk exposure related to these off-balance sheet commitments. Transactions which were open at June 30, 2000 have subsequently settled and had no material effect on the consolidated statements of income and financial condition.

4.  EARNINGS PER SHARE

    The Company computes its earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share." The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):


                                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                                              JUNE 30,                JUNE 30,
                                                       --------------------      --------------------
                                                        2000          1999        2000         1999
                                                       -------      -------      -------      -------
NUMERATOR

Net income                                             $10,604      $ 7,452      $31,009      $14,250

DENOMINATOR

Weighted-average shares outstanding                     22,486       19,677       22,213       19,750
Dilutive effect of:
   Stock options and other exercisable shares (a)        1,155          969          953          948
                                                       -------      -------      -------      -------
Adjusted weighted-average shares outstanding            23,641       20,646       23,166       20,698

EARNINGS PER SHARE
Basic                                                  $  0.47      $  0.38      $  1.40      $  0.72
Diluted                                                $  0.45      $  0.36      $  1.34      $  0.69


(a) Options to purchase 5,500 and 6,500 shares of the Company's common stock were outstanding at June 30, 2000 and June 30, 1999, respectively but were not included in the respective computations of diluted earnings per share. The inclusion of such options would have had an antidilutive effect on the diluted earnings per share calculation because the options' exercise prices were greater than the average market price of the Company's common shares for the 2000 second quarter.

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


                                                                       Asset
                                                   Broker-Dealer     Management       Other (a)          Total
---------------------------------------------------------------------------------------------------------------------
        THREE MONTHS ENDED JUNE 30, 2000
Net revenues                                         $148,155          $20,401         $3,517           $172,073
Income before income taxes                              9,791            4,605          3,097             17,493
---------------------------------------------------------------------------------------------------------------------
         THREE MONTHS ENDED JUNE 30, 1999
Net revenues                                         $113,419          $16,420           $692           $130,531
Income (loss) before income taxes                       8,894            3,585           (226)            12,253
---------------------------------------------------------------------------------------------------------------------
          SIX MONTHS ENDED JUNE 30, 2000
Net revenues                                         $370,553           39,548          4,699           $414,800
Income (loss) before income taxes                      46,179            9,016         (2,712)            52,483
Total assets                                          672,649           62,422         46,225            781,296
---------------------------------------------------------------------------------------------------------------------
          SIX MONTHS ENDED JUNE 30, 1999
Net revenues                                          221,164           30,774          1,232           $253,170
Income before income taxes                             16,432            7,039            240             23,711
Total assets                                          486,588           48,034         39,104            573,726
---------------------------------------------------------------------------------------------------------------------

(a)      Other reflects the activities of the Company's holding companies.

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

COMPONENTS OF REVENUES AND EXPENSES

    REVENUES Commission revenues include retail and institutional commissions received by the Company as an agent in securities transactions, including all exchange listed, over-the-counter agency, mutual fund, insurance and annuity transactions. Principal transactions revenues include principal sales credits as well as gains and losses from the trading of securities by the Company. Investment banking revenues include selling concessions, underwriting fees and management fees received from the underwriting of corporate or municipal securities as well as fees earned from providing merger and acquisition and other financial advisory services. Asset management revenues include fees generated from providing investment advisory, portfolio management and custodial services to clients, as well as managed account fees and 12b-1 distribution fees. Other revenues primarily consist of retirement plan revenue, third party correspondent clearing fees and other transaction fees. Net interest income equals interest income less interest expense. Interest income includes interest earned on margin loans made to customers, securities purchased under agreements to resell, fixed income securities held in the Company's trading accounts as well as dividends earned on proprietary arbitrage positions. Interest expense includes interest paid under its Wexford financing arrangement and on bank borrowings, securities sold under agreements to repurchase and cash balances in customer accounts held by Wexford.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

The following table compares second quarter results (amounts in millions) in 2000 and 1999:

                                         THREE MONTHS              PERIOD TO PERIOD              PERCENTAGE OF
                                        ENDED JUNE 30,                 INCREASE                  NET REVENUES
                                   --------------------------  --------------------------  --------------------------
                                      2000        1999 (A)       AMOUNT        PERCENT        2000          1999
                                   ------------  ------------  ------------  ------------  ------------  ------------
  Revenues:
      Commissions                  $ 66.9         $ 54.9        $12.0            22            39            42

      Principal transactions         48.4           30.8         17.6            57            28            24

      Investment banking             18.1           16.8          1.3             8            11            13

      Asset management               20.4           16.4          4.0            24            12            12

      Net interest income  (b)       12.2            9.2          3.0            32             7             7

      Other                           6.1            2.4          3.7           153             3             2
                                   ------         ------        -----                         ---           ---
         Net revenues               172.1          130.5         41.6            32           100           100

    Non-interest expenses:

      Compensation and benefits     110.2           85.0         25.2            30            64            65

      Occupancy and equipment         7.9            7.1          0.8            11             5             5

      Communications                  6.6            5.4          1.2            23             4             4

      Brokerage and clearance         6.4            4.9          1.5            32             4             4

      Promotional                     5.7            4.4          1.3            30             3             3

      Other                          17.8           11.4          6.4            55            10             9
                                   ------         ------        -----                         ---           ---
         Total non-interest
         expenses                   154.6          118.2         36.4            31            90            90

      Income before income taxes     17.5           12.3          5.2            43            10            10

      Income taxes                    6.9            4.8          2.1            43             4             4
                                   ------         ------        -----           ---           ---           ---
      Net income                   $ 10.6         $  7.5        $ 3.1            42             6             6
                                   ======         ======        =====           ===           ===           ===

(a) Certain amounts have been reclassified to conform with 2000 financial statement presentation.
(b) Net interest income is net of interest expense of $20.1 million in 2000 and $8.1 million in 1999.

    Net income was $10.6 million for the quarter ended June 30, 2000, up 42% over net income of $7.5 million in the second quarter of 1999. Earnings per share (diluted) for the quarter were $0.45, a 25% increase from $0.36 per share in the same period a year ago. Net revenues increased 32% in the second quarter to $172.1 million compared with $130.5 million in the second quarter of 1999.

    Commission revenues increased $12.0 million or 22% to $66.9 million in the second quarter of 2000 from $54.9 million in the same period a year ago. The higher commission revenues stem from increased productivity per investment executive as well as an overall increase in new investment executives as a result of acquisitions and the Company's recruiting efforts throughout 2000.

    Revenues from principal transactions rose to $48.4 million in the second quarter of 2000, up $17.6 million or 57% from $30.8 million a year ago, primarily due to the acquisitions of Hill Thompson and Gibraltar in late 1999 which contributed $15.2 million of the increase in the current quarter.

    Investment banking revenues were $18.1 million in the second quarter of 2000 compared with $16.8 million in the 1999 second quarter primarily due to increased volume in merger and acquisitions and, to a lesser extent, from private transactions.

    Asset management revenues grew 24% to $20.4 million in the second quarter of 2000 compared with $16.4 million in the second quarter of 1999, mainly due to growth in assets under management, which grew to $12.0 billion at June 30, 2000 from $10.0 billion at June 30, 1999.

    Net interest income was $12.2 million for the current quarter, up $3.0 million or 32% from $9.2 million in the 1999 second quarter, mostly due to higher customer margin balances.

     Non-interest expenses were $154.6 million in the second quarter of 2000, an increase of 31% from the $118.2 million in the second quarter of 1999. Included in the current quarter expenses are costs of $4.9 million from Hill Thompson and $8.8 million from Gibraltar, which were both acquired in late 1999. Compensation and benefits expense as a percentage of net revenues was down to 64.0% from 65.1% in the prior year quarter. Non-compensation operating expenses were $44.4 million in the second quarter of 2000 (including $4.1 million from Hill Thompson and Gibraltar) versus $33.2 million a year ago and increased primarily due to growth in the Company's net revenues. Despite an increase in costs of 34% from last year, non-compensation operating expenses as a percentage of net revenues was 25.8% for the current quarter, essentially flat compared with 25.4% a year ago.

    The Company's income tax provisions for the quarters ended June 30, 2000 and 1999 were $6.9 million and $4.8 million, respectively, and the effective tax rate was 39% for both quarters.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

The following table compares first half results (dollars in millions) in 2000 and 1999.

                                        SIX MONTHS               PERIOD TO PERIOD             PERCENTAGE OF
                                       ENDED JUNE 30,                INCREASE                  NET REVENUES
                                   ----------------------      ---------------------        -------------------
                                    2000         1999 (A)      AMOUNT        PERCENT        2000          1999
                                   ------        --------      ------        -------        -----         -----
  Revenues:

      Commissions                  $157.1         $109.0       $ 48.1           44             38            43

      Principal transactions        136.3           60.7         75.6          125             33            24

      Investment banking             48.0           30.3         17.7           58             12            12

      Asset management               39.4           30.6          8.8           29              9            12

      Net interest income  (b)       23.9           18.1          5.8           32              6             7

      Other                          10.1            4.5          5.6          126              2             2
                                   ------         ------       ------                         ---           ---
         Net revenues               414.8          253.2        161.6           64            100           100

  Non-interest expenses:

      Compensation and benefits     267.0          164.9        102.1           62             64            65

      Occupancy and equipment        16.2           13.7          2.5           18              4             5

      Communications                 13.2           10.6          2.6           25              3             4

      Brokerage and clearance        15.6            9.9          5.7           59              4             4

      Promotional                    11.4            8.0          3.4           41              3             3

      Other                          38.9           22.4         16.5           74              9             9
                                   ------         ------       ------                         ---           ---
          Total non-interest        362.3          229.5        132.8           58             87            90
           expenses

      Income before income taxes     52.5           23.7         28.8          121             13            10

      Income taxes                   21.5            9.4         12.1          127              5             4
                                   ------         ------       ------                         ---           ---
      Net income                   $ 31.0         $ 14.3       $ 16.7          118              8             6
                                   ======         ======       ======                         ===           ====

(a) Certain amounts have been reclassified to conform with 2000 financial statement presentation.
(b) Net interest income is net of interest expense of $36.6 million in 2000 and $15.1 million in 1999.

    Net income increased 118% to $31.0 million in the first half of 2000, up $16.7 million from net income of $14.3 million in the same period a year ago. Earnings per share (diluted) for the first half of 2000 were $1.34, up 94% from $0.69 for the first six months of 1999. Net revenues in the first half of 2000 were $414.8 million, a 64% increase over net revenues of $253.2 million a year ago.

    Commission revenues rose 44% to $157.1 million in the first six months of 2000 from $109.0 million in the same period a year ago. The higher commission revenues stem from increased productivity per investment executive as well as an overall increase in new investment executives as a result of acquisitions and the Company's recruiting efforts throughout 1999 and 2000.

    Revenues from principal transactions were $136.3 million for the six months ended June 30, 2000, up $75.6 million or 125% from $60.7 million a year ago, primarily due to the acquisitions of Hill Thompson and Gibraltar in late 1999 which contributed $68.1 million of the increase in the first six months of 2000. Of the $68.1 million increase attributable to Hill Thompson and Gibraltar, $53.8 million or 79% stems from Hill Thompson which benefited from high levels of market activity in OTC traded securities during the first quarter of 2000.

    Investment banking revenues increased $17.7 million or 58% to $48.0 million in the first six months of 2000 from $30.3 million for the six months ended June 30, 1999 primarily due to increased volume in merger and acquisitions and, to a lesser extent, from private transactions.

    Asset management revenues grew 29% to $39.4 million in the first six months of 2000 compared with $30.6 million in the first half of 1999, mainly due to growth in assets under management, which grew to $12.0 billion at June 30, 2000 from $10.0 billion at June 30, 1999.

    Net interest income was $23.9 million for the six months ended June 30, 2000, up $5.8 million or 32% from $18.1 million in the same period a year ago, mostly due to higher customer margin balances.

    Non-interest expenses were $362.3 million in the first half of 2000, an increase of 58% from the $229.5 million in the first half of 1999. Included in the year to date expenses are costs of $27.6 million from Hill Thompson and $19.4 million from Gibraltar, which were both acquired in late 1999. Compensation and benefits expense as a percentage of net revenues for the first half of 2000 was down to 64.4% from 65.1% a year ago. Non-compensation operating expenses were $95.3 million in the first six months of 2000 (including $10.3 million from Hill Thompson and Gibraltar) versus $64.6 million a year ago and increased primarily due to growth in the Company's net revenues. Despite the increase in costs, non-compensation operating expenses as a percentage of net revenues declined to 23.0% for the first six months of 2000 from 25.5% a year ago.

    The Company's income tax provisions for the first half of 2000 and 1999 were $21.5 million and $9.5 million, respectively. The effective tax rate was 41% for the first half of 2000, up from 40% for the same period last year mainly due to an increase in transactions that are not subject to preferential tax treatment.

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

    In addition to normal operating requirements, capital is required to satisfy financing and regulatory requirements. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated capital needs of the subsidiaries. The excess regulatory net capital of the Company's broker-dealer subsidiaries may fluctuate throughout the year reflecting changes in inventory levels and/or composition, investment banking commitments and balance sheet components. For a description of the Company's net capital requirements, see Note 2 of the Notes to the Financial Statements. Management believes that existing capital, funds provided by operations, the credit arrangement with Wexford and funds available from a revolving credit agreement will be sufficient to finance the operating subsidiaries' ongoing businesses. In 1999, the Company financed acquisitions with cash, stock or a combination of both. Future acquisitions, if any, would likely be financed in the same manner. Funds available from a revolving credit agreement are expected to be sufficient to finance the cash component of acquisitions in the near future.

    The Company maintains a revolving credit agreement (the "Credit Agreement") whereby participating banks have made commitments totaling $100 million. At June 30, 2000, the Company had borrowings of $50.0 million at interest rates ranging from 1% to 1.45% above the federal funds rate. In addition, the Company must pay a commitment fee of 0.20% on the unused available credit. The Credit Agreement matures in November 2003 with all outstanding notes payable at that date. The Company must comply with certain financial covenants under the Credit Agreement and was in compliance with such covenants at June 30, 2000.

    The Company maintains, through two subsidiaries, a fixed asset credit facility (the "Fixed Asset Facility") secured by certain of the Company's fixed assets. At June 30, 2000, the Company had borrowings outstanding under the Fixed Asset Facility of $8.8 million, of which $6.9 million is payable in monthly installments until December 2001 and $1.9 million is payable in monthly installments through June 2003. The Company has historically financed capital expenditures through internal cash generation and through the Fixed Asset Facility. For the six months ended June 30, 2000 and 1999, the Company had capital expenditures of $8.1 million and $4.3 million, respectively, which were funded from operations.

    The Company has a stock repurchase program that permits it to purchase approximately two million shares of its common stock outstanding. To date, the Company has funded its stock repurchases from internal sources and, as of June 30, 2000, the Company had 906,758 shares available for purchase under the program.

CASH FLOWS

    For the six months ended June 30, 2000, cash and cash equivalents increased $12.0 million. Funds generated from operating activities were $22.8 million including net income of $31.0 million and depreciation, amortization and other non-cash charges to net income of $18.7 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information about market risks for the three months ended June 30, 2000 does not differ materially from that discussed under Item 7a of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (c) UNREGISTERED SECURITIES:

    During the second quarter of 2000, the Company issued 19,374 additional shares of its common stock to the former owners of Charter Investment Group, Inc. to finalize the acquisition of their firm in a private placement transaction exempt under section 4(2) of the Securities Act.

    Additionally, during the second quarter of 2000 the Company issued 3,030 shares of common stock in private placement transactions exempt under section 4(2) of the Securities Act to John Hancock Subsidiaries, Inc. pursuant to the Additional Share Agreement entered into in connection with the acquisition of the Company's subsidiaries from John Hancock in 1996.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting of Stockholders held on May 18, 2000 stockholders voted upon the following proposals:

PROPOSAL NO. 1 - ELECTION OF ELEVEN DIRECTORS:

NAMES                               SHARES FOR                  SHARES AGAINST
-----                               ----------                  --------------
John H. Goldsmith                   12,172,043                      19,540
John F. Luikart                     12,171,843                      19,740
David P. Prokupek                   12,040,238                     151,345
Mark T. Whaley                      12,172,043                      19,540
Robert H. Yevich                    12,172,043                      19,540
C. Hunter Boll                      12,172,043                      19,540
Winston J. Churchill                12,172,043                      19,540
Thomas M. Hagerty                   12,172,043                      19,540
David V. Harkins                    12,172,043                      19,540
Hugh R. Harris                      12,172,043                      19,540
Seth W. Lawry                       12,172,043                      19,540

There were no abstentions or broker non-votes with respect to the election of directors.

PROPOSAL NO. 2 - RATIFICATION OF AUDITORS

    Ratification of the firm of Ernst & Young, LLP. as independent accountants for the Company for the fiscal year ending December 31, 2000.

          SHARES FOR       SHARES AGAINST             ABSTENTIONS
          ----------       --------------             -----------
          12,188,897       2,486                      200

PROPOSAL NO. 3 - APPROVAL OF AMENDMENTS TO 1998 EMPLOYEE STOCK PURCHASE PLAN

          SHARES FOR       SHARES AGAINST          ABSTENTIONS      NOT VOTED
          ----------       --------------          -----------      ---------
          8,512,064        232,699                 20,958           3,425,862

PROPOSAL NO. 4 - APPROVAL OF AMENDMENTS TO 1998 LONG-TERM INCENTIVE PLAN

          SHARES FOR       SHARES AGAINST          ABSTENTIONS      NOT VOTED
          ----------       --------------          -----------      ---------
          8,027,040        717,983                 20,698           3,425,862


    A total of 12,191,583 shares were present in person or by proxy at the Annual Meeting.

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - The following exhibits are included herein or are incorporated by reference;

              3.3 Certificate of Ownership and Merger Merging Tucker Anthony Sutro, Inc. into Freedom Securities Corporation

              27    Financial Data Schedule

     (b)  Reports on Form 8-K

              None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            TUCKER ANTHONY SUTRO
                                               (REGISTRANT)


DATE:  August 14, 2000                      BY: /s/ JOHN H. GOLDSMITH
                                               ---------------------------------
                                               JOHN H. GOLDSMITH
                                               CHAIRMAN AND CHIEF EXECUTIVE
                                               OFFICER



DATE:  August 14, 2000                      BY: /s/ KENNETH S. KLIPPER
                                               ---------------------------------
                                                KENNETH S. KLIPPER
                                                CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX
                                  -------------


ITEM NO.                     DESCRIPTION                     SEQUENTIAL PAGE NO.
--------                     -----------                     -------------------

   3.3    Certificate of Ownership and Merger Merging               18
           Tucker Anthony Sutro, Inc. into Freedom
           Securities Corporation

  27      Financial Data Schedule                                   20