Form 10-Q
period 2000-09-30
TUCKER ANTHONY SUTRO
filed 2000-11-13
CIK 1029267

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 X   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR
---

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________
---  TO _________________


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

Yes  X   No

     As of November 06, 2000 the Company had 23,932,957 shares of common stock outstanding.

                                TABLE OF CONTENTS

                                                                          PAGE

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Statements of Financial Condition -
                  September 30, 2000 and December 31, 1999                  3

                Consolidated Statements of Income - Three and nine months
                  ended September 30, 2000 and 1999                         4

                Consolidated Statements of Cash Flows - Nine months
                  ended September 30, 2000 and 1999                         5

                Notes to Consolidated Financial Statements                  6

        Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                 9

        Item 3. Quantitative and Qualitative Disclosures About
                Market Risk                                                14

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings                                          14

        Item 2. Changes in Securities and Use of Proceeds                  14

        Item 3. Defaults Upon Senior Securities                            14

        Item 4. Submission of Matters to a Vote of Security Holders        14

        Item 5. Other Information                                          14

        Item 6. Exhibits and Reports on Form 8-K                           14

SIGNATURES

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              TUCKER ANTHONY SUTRO
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Amounts in thousands, except share data)

                                                                              SEPTEMBER 30,
                                                                                  2000             DECEMBER 31,
                                                                               (unaudited)             1999
                                                                              -------------        ------------

                                     ASSETS

Cash and cash equivalents                                                        $  21,502           $  24,647
Receivables from brokers and dealers                                                79,651             103,568
Securities purchased under agreements to resell                                     43,941              41,250
Securities owned, at market                                                        408,933             414,245
Fixed assets, net of accumulated depreciation and amortization                      30,710              24,644
Deferred income taxes                                                                9,394              10,936
Goodwill, net of accumulated amortization                                           82,231              87,083
Other receivables                                                                   77,714              63,755
Other assets                                                                        74,218              47,875
                                                                                 ---------           ---------
     Total assets                                                                $ 828,294           $ 818,003
                                                                                 =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payables to brokers and dealers                                                  $  93,166           $  88,811
Securities sold under agreements to repurchase                                      13,334              10,983
Securities sold, not yet purchased, at market                                      187,397             234,026
Accrued compensation and benefits                                                   96,034              94,341
Accounts payable and accrued expenses                                               58,162              56,323
Notes payable to banks                                                              57,579              61,303
                                                                                 ---------           ---------
     Total liabilities                                                             505,672             545,787
                                                                                 ---------           ---------

Stockholders' equity:
Common stock, $.01 par value (60,000,000 shares authorized, 22,986,395
  and 21,773,841 shares issued in 2000 and 1999, respectively)                         230                 218
Additional paid-in capital                                                         221,203             207,134
Retained earnings                                                                  101,241              65,175
Treasury stock (3,341 and 21,967 shares in 2000 and 1999, respectively,
  at cost)                                                                             (52)               (311)
                                                                                 ---------           ---------
     Total stockholders' equity                                                    322,622             272,216
                                                                                 ---------           ---------
     Total liabilities and stockholders' equity                                  $ 828,294           $ 818,003
                                                                                 =========           =========


See accompanying notes.

                              TUCKER ANTHONY SUTRO
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                          SEPTEMBER 30,          SEPTEMBER 30,
                                       ------------------     -----------------
                                       2000         1999      2000        1999
                                       ----         ----      ----        ----
Revenues
      Commissions                    $ 64,841     $ 52,870   $222,182  $161,832
      Principal transactions           41,534       30,640    177,593    91,328
      Investment banking               17,016       22,939     69,221    53,332
      Asset management                 20,989       16,740     60,446    47,351
      Net interest income (1)          12,462        8,326     36,323    26,437
      Other                             2,846        2,192      8,721     6,597
                                     --------     --------   --------  --------
         Net revenues                 159,688      133,707    574,486   386,877

Non-interest expenses
      Compensation and benefits       103,605       88,521    370,609   253,385
      Occupancy and equipment           8,250        7,331     24,400    21,032
      Communications                    6,470        5,570     19,691    16,173
      Brokerage and clearance           5,662        4,596     20,880    14,076
      Promotional                       5,259        4,123     16,618    12,166
      Other                            14,664       12,732     54,027    35,501
                                     --------     --------   --------  --------
         Total non-interest expenses  143,910      122,873    506,225   352,333
                                     --------     --------   --------  --------

Income before income taxes             15,778       10,834     68,261    34,544
Income taxes                            6,652        3,830     28,127    13,290
                                     --------     --------   --------  --------
Net income                           $  9,126     $  7,004   $ 40,134  $ 21,254
                                     ========     ========   ========  ========
Earnings per share:
      Basic                          $   0.40     $   0.36   $   1.80  $   1.08
      Diluted (2)                    $   0.38     $   0.34   $   1.71  $   1.03

Cash dividends declared per share    $   0.06     $   0.05   $   0.17  $   0.14

Weighted-average common shares
  outstanding:
      Basic                            22,604       19,565     22,342    19,688
      Diluted                          24,020       20,466     23,453    20,622


(1) Net of interest expense of $19,643 and $10,206 for the quarters ended September 30, 2000 and 1999, respectively and of $56,215 and $25,300 for the nine months ended September 30, 2000 and 1999, respectively.

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

                              TUCKER ANTHONY SUTRO
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         -----------------
                                                      2000              1999
                                                      ----              ----
Cash Flows from Operating Activities:
Net income                                          $ 40,134         $ 21,254
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                    28,550           15,686
     Deferred income taxes                             1,542             (280)
     Non-cash compensation                               123              123
Changes in assets and liabilities, net of effects
  of acquisitions
  (Increase) decrease in operating assets:
     Receivables from brokers and dealers             23,917           21,383
     Securities purchased under agreements to resell  (2,691)          23,179
     Securities owned, at market                       5,312         (114,650)
     Other receivables                               (13,959)         (23,488)
     Other assets                                    (39,723)         (20,007)
   Increase (decrease) in operating liabilities:
     Payables to brokers and dealers                   4,355           18,542
     Securities sold under agreements to repurchase    2,351           11,522
     Securities sold, not yet purchased, at market   (46,629)          96,047
     Accrued compensation and benefits                 6,292          (16,896)
     Accounts payable and accrued expenses             3,699               68
                                                    --------         --------
Net cash provided by operating activities             13,273           32,483

Cash Flows from Investing Activities:
Purchases of fixed assets                            (13,077)          (6,086)
Acquisitions, net of cash acquired                        --          (28,747)
                                                    --------         --------
Net cash used in investing activities                (13,077)         (34,833)

Cash Flows from Financing Activities:
Proceeds from sale of common stock, net                4,192              702
Purchases of treasury stock                               --          (21,613)
Payment of dividends                                  (3,809)          (2,738)
Proceeds from (repayments of) bank borrowings, net    (3,724)          23,124
                                                    --------         --------
Net cash used in financing activities                 (3,341)            (525)
                                                    --------         --------

(Decrease) in cash and cash equivalents               (3,145)          (2,875)
Cash and cash equivalents, beginning of period        24,647           11,292
                                                    --------         --------
Cash and cash equivalents, end of period            $ 21,502         $  8,417
                                                    ========         ========

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
          Income taxes                              $ 32,224         $ 14,799
          Interest                                  $ 53,378         $ 26,135


See accompanying notes.

                              TUCKER ANTHONY SUTRO
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     Tucker Anthony Sutro (formerly Freedom Securities Corporation) is a holding company which together with its wholly-owned subsidiaries (collectively, the "Company") is a full-service retail brokerage, asset management and investment banking firm. The consolidated financial statements include the accounts of the Company and its operating subsidiaries: Tucker Anthony Incorporated ("Tucker Anthony"), a full-service brokerage and investment banking firm, and its divisions: Tucker Anthony Capital Markets, an investment banking and institutional brokerage firm, Gibraltar Securities, a brokerage and investment advisory firm and Tucker Anthony MidAtlantic, a municipal finance and underwriting brokerage firm; Sutro & Co. Incorporated ("Sutro"), a West Coast brokerage and investment banking firm; Hill, Thompson, Magid & Co., Inc. ("Hill Thompson"), a New Jersey-based wholesale over-the-counter trading firm; Freedom Capital Management Corporation ("Freedom Capital"), a Boston-based asset management firm; and Cleary Gull Investment Management Services, Inc. ("Cleary Gull IMS"), a Milwaukee-based asset management firm.

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The information included in this Form 10-Q should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

     Tucker Anthony is a registered broker and dealer. At September 30, 2000, Tucker Anthony had net capital of approximately $16.1 million which was $15.1 million in excess of the $1.0 million amount required to be maintained at that date.

     Sutro is a registered broker and dealer. At September 30, 2000, Sutro had net capital of approximately $15.2 million which was $14.2 million in excess of the $1.0 million amount required to be maintained at that date.

     Hill Thompson is a registered broker and dealer. At September 30, 2000, Hill Thompson had net capital of approximately $20.4 million which was $19.4 million in excess of the $1.0 million amount required to be maintained at that date. In addition, at September 30, 2000, Hill Thompson had $ 0.2 million in cash segregated in a special reserve bank account for the exclusive benefit of customers pursuant to the reserve formula requirements of Rule 15c 3-3.

     Cleary Gull IMS is a registered broker and dealer. At September 30, 2000, Cleary Gull IMS had net capital of approximately $0.6 million which was $0.3 million in excess of the $0.3 million amount required to be maintained at that date.

     Freedom Trust Company ("FTC") is a subsidiary of Freedom Capital and is a limited purpose trust company. Pursuant to state regulations, FTC is required to meet and maintain certain capital minimums and ratios. At September 30, 2000, FTC's regulatory capital, as defined, was $1.3 million and FTC was in compliance with all such requirements.

     Under a clearing arrangement with Wexford Clearing Services Corporation ("Wexford"), Tucker Anthony, Sutro and Cleary Gull IMS are required to maintain certain minimum levels of net capital and comply with other financial ratio requirements. At September 30, 2000, Tucker Anthony, Sutro and Cleary Gull IMS were in compliance with all such requirements.

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

     The Company has outstanding when-issued contracts which commit it to purchase securities at specified future dates and prices. The Company presells such issues to manage risk exposure related to these off-balance sheet commitments. Transactions which were open at September 30, 2000 have subsequently settled and had no material effect on the consolidated statements of income and financial condition.

4. EARNINGS PER SHARE

     The Company computes its earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share." The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):


                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                       ----------------------------     ------------------------
                                                          2000            1999             2000         1999
                                                       ------------    ------------     ------------ -----------

NUMERATOR

Net income                                               $ 9,126         $ 7,004          $40,134      $21,254

DENOMINATOR

Weighted-average shares outstanding                       22,604          19,565           22,342       19,688
Dilutive effect of:
   Stock options and other exercisable shares (a)          1,416             901            1,111          934
                                                         -------         -------          -------      -------
Adjusted weighted-average shares outstanding              24,020          20,466           23,453       20,622

EARNINGS PER SHARE
Basic                                                      $0.40           $0.36            $1.80        $1.08
Diluted                                                    $0.38           $0.34            $1.71        $1.03


(a) Options to purchase 38,292 shares of the Company's common stock were outstanding at September 30, 1999 but were not included in the computation of diluted earnings per share. The inclusion of such options would have had an antidilutive effect on the dilutive earnings per share calculation because the options' exercise prices were greater than the average market price of the Company's common shares for the 1999 third quarter.

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


                                                                       ASSET
                                                   BROKER-DEALER     MANAGEMENT       OTHER (a)          TOTAL
---------------------------------------------------------------------------------------------------------------------
      THREE MONTHS ENDED SEPTEMBER 30, 2000
Net revenues                                         $136,972         $21,041        $ 1,675           $159,688
Income (loss) before income taxes                      11,271           4,555            (48)            15,778
---------------------------------------------------------------------------------------------------------------------
       THREE MONTHS ENDED SEPTEMBER 30, 1999
Net revenues                                         $116,540         $16,793        $   374           $133,707
Income (loss) before income taxes                       8,010           3,684           (860)            10,834
---------------------------------------------------------------------------------------------------------------------
       NINE MONTHS ENDED SEPTEMBER 30, 2000
Net revenues                                         $507,524         $60,590        $ 6,373           $574,486
Income (loss) before income taxes                      62,308          13,561         (7,608)            68,261
Total assets                                          688,704          55,480         84,110            828,294
---------------------------------------------------------------------------------------------------------------------
       NINE MONTHS ENDED SEPTEMBER 30, 1999
Net revenues                                         $337,707         $47,564        $ 1,606          $386,877
Income (loss) before income taxes                      25,364          10,718         (1,538)           34,544
Total assets                                          693,907          64,595         50,988           809,490
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

COMPANY DEVELOPMENTS

     On October 2, 2000, the Company closed its previously announced acquisition of Branch, Cabell & Co. Inc. ("Branch Cabell") in an all-stock transaction valued at approximately $19.6 million based on the average of the daily high and low sale prices of the Company's common stock for the ten trading days immediately preceding the closing date. In connection with the acquisition, the Company entered into employment agreements with certain employees of Branch Cabell and established a retention program totaling approximately $4.5 million. Branch Cabell, founded in 1904, is a full-service regional brokerage and investment firm headquartered in Richmond, Virginia. Branch Cabell will ultimately operate as a division of Tucker Anthony Incorporated and within the Company's broker-dealer segment. The transaction will be accounted for as a pooling of interests.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

The following table compares third quarter results (amounts in millions) in 2000 and 1999:

                                                  THREE MONTHS                PERIOD TO PERIOD             PERCENTAGE OF
                                               ENDED SEPTEMBER 30,           INCREASE (DECREASE)           NET REVENUES
                                            ------------------------        ---------------------        -----------------
                                              2000           1999(a)         AMOUNT       PERCENT        2000         1999
                                              ----           -------         ------       -------        ----         ----
Revenues:
    Commissions                             $   64.8        $   52.9        $  11.9          22            41           40
    Principal transactions                      41.5            30.6           10.9          36            26           23
    Investment banking                          17.1            22.9           (5.8)        (25)           11           17
    Asset management                            21.0            16.8            4.2          25            13           13
    Net interest income(b)                      12.5             8.3            4.2          51             8            6
    Other                                        2.8             2.2            0.6          29             2            2
                                            --------        --------        -------                       ---          ---
       Net revenues                            159.7           133.7           26.0          19           100          100

  Non-interest expenses:
    Compensation and benefits                  103.6            88.5           15.1          17            65           67
    Occupancy and equipment                      8.2             7.3            0.9          12             5            6
    Communications                               6.5             5.6            0.9          16             4            4
    Brokerage and clearance                      5.7             4.6            1.1          24             4            3
    Promotional                                  5.2             4.2            1.0          25             3            3
    Other                                       14.7            12.7            2.0          16             9            9
                                            --------        --------        -------                       ---          ---
       Total non-interest expenses             143.9           122.9           21.0          17            90           92

    Income before income taxes                  15.8            10.8            5.0          47            10            8
    Income taxes                                 6.7             3.8            2.9          76             4            3
                                            --------        --------        -------                       ---          ---
    Net income                              $    9.1        $    7.0        $   2.1          30             6            5
                                            ========        ========        =======                       ===          ===

(a) Certain amounts have been reclassified to conform with 2000 financial statement presentation.
(b) Net interest income is net of interest expense of $19.6 million in 2000 and $10.2 million in 1999.

     Net income was $9.1 million for the quarter ended September 30, 2000, up 30% over net income of $7.0 million in the third quarter of 1999. Earnings per share (diluted) for the quarter were $0.38, a 12% increase from $0.34 per share in the same period a year ago. Net revenues increased 19% in the third quarter to $159.7 million compared with $133.7 million in the third quarter of 1999.

     Commission revenues increased $11.9 million or 22% to $64.8 million in the third quarter of 2000 from $52.9 million in the same period a year ago. The higher commission revenues stem from an increase in new investment executives as a result of acquisitions and the Company's recruiting efforts as well as increased productivity per investment executive.

     Revenues from principal transactions rose to $41.5 million in the third quarter of 2000, up $10.9 million or 36% from $30.6 million a year ago. The acquisitions of Hill Thompson and Gibraltar in late 1999 contributed $10.2 million of the increase in the current quarter which was partially offset by a $2.8 million decrease in convertible arbitrage trading profits.

     Investment banking revenues were $17.1 million in the third quarter of 2000 compared with $22.9 million in the 1999 third quarter reflecting an industry-wide slowdown in this year's third quarter as well as the timing of transactions.

     Asset management revenues grew 25% to $21.0 million in the third quarter of 2000 compared with $16.8 million in the third quarter of 1999, mainly due to growth in assets under management, which grew to $12.9 billion at September 30, 2000 from $10.2 billion at September 30, 1999.

     Net interest income was $12.5 million for the current quarter, up $4.2 million or 51% from $8.3 million in the 1999 third quarter, primarily due to higher customer margin balances.

     Non-interest expenses were $143.9 million in the third quarter of 2000, an increase of 17% from the $122.9 million in the third quarter of 1999 due in part to $10.1 million of increased costs from the Hill Thompson and Gibraltar acquisitions made in 1999. Compensation and benefits expense as a percentage of net revenues was down to 65% from 67% in the prior year quarter in part due to the reversal of certain discretionary compensation-related items in the current quarter. Non-compensation operating expenses increased to $40.3 million in the third quarter of 2000 from $34.4 million a year ago partly because of $2.6 million of expenses from Hill Thompson and Gibraltar as well as growth in the Company's net revenues. Despite an increase in costs of 17% from last year, non-compensation operating expenses as a percentage of net revenues was 25.2% for the current quarter, essentially flat compared with 25.7% a year ago.

     The Company's income tax provisions for the quarters ended September 30, 2000 and 1999 were $6.7 million and $3.8 million, respectively. The effective tax rate was 42% in the third quarter of 2000 up from 35% in last year's third quarter primarily due to an increase in transactions that are not subject to preferential tax treatment.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

The following table compares first nine months results (dollars in millions) in 2000 and 1999:


                                                     NINE MONTHS                 PERIOD TO PERIOD            PERCENTAGE OF
                                                 ENDED SEPTEMBER 30,                 INCREASE                NET REVENUES
                                              ------------------------        ---------------------       -----------------
                                                2000           1999(a)         AMOUNT       PERCENT       2000         1999
                                                ----           -------         ------       -------       ----         ----
  Revenues:
      Commissions                             $  222.2        $  161.8        $   60.4         37           39           42
      Principal transactions                     177.6            91.3            86.3         94           31           24
      Investment banking                          69.2            53.3            15.9         30           12           14
      Asset management                            60.5            47.4            13.1         28           11           12
      Net interest income  (b)                    36.3            26.5             9.8         37            6            7
      Other                                        8.7             6.6             2.1         32            1            1
                                              --------        --------        --------                     ---          ---
         Net revenues                            574.5           386.9           187.6         48          100          100

    Non-interest expenses:
      Compensation and benefits                  370.6           253.4           117.2         46           65           66
      Occupancy and equipment                     24.4            21.0             3.4         16            4            5
      Communications                              19.7            16.2             3.5         22            3            4
      Brokerage and clearance                     20.9            14.1             6.8         48            4            4
      Promotional                                 16.6            12.1             4.5         37            3            3
      Other                                       54.0            35.5            18.5         52            9            9
                                              --------        --------        --------                     ---          ---
         Total non-interest expenses             506.2           352.3           153.9         44           88           91
      Income before income taxes                  68.3            34.6            33.7         97           12            9
      Income taxes                                28.2            13.3            14.9        112            5            3
                                              --------        --------        --------                     ---          ---
      Net income                              $   40.1        $   21.3        $   18.8         88            7            6
                                              ========        ========        ========                     ===          ===

(a) Certain amounts have been reclassified to conform with 2000 financial statement presentation.
(b) Net interest income is net of interest expense of $56.2 million in 2000 and $25.3 million in 1999.

     Net income increased 88% to $40.1 million in the first nine months of 2000, up $18.8 million from net income of $21.3 million in the same period a year ago. Earnings per share (diluted) for the first nine months of 2000 were $1.71, up 66% from $1.03 for the first nine months of 1999. Net revenues in the first nine months of 2000 were $574.5 million, a 48% increase over net revenues of $386.9 million a year ago.

     Commission revenues rose 37% to $222.2 million in the first nine months of 2000 from $161.8 million in the same period a year ago. The higher commission revenues stem from an increase in new investment executives as a result of acquisitions and the Company's recruiting efforts throughout 1999 and 2000 as well as increased productivity per investment executive.

     Revenues from principal transactions were $177.6 million for the nine months ended September 30, 2000, up $86.3 million or 94% from $91.3 million a year ago, primarily due to the acquisitions of Hill Thompson and Gibraltar in late 1999 which contributed $78.3 million of the increase in the first nine months of 2000. Of the $78.3 million increase attributable to Hill Thompson and Gibraltar, $59.7 million or 76% stems from Hill Thompson which benefited from high levels of market activity in OTC traded securities during the first quarter of 2000.

     Investment banking revenues increased $15.9 million or 30% to $69.2 million in the first nine months of 2000 from $53.3 million for the nine months ended September 30, 1999 primarily due to increased advisory and merger/acquisition fees in the first half of 2000 and, to a lesser extent, from private transactions.

     Asset management revenues grew 28% to $60.5 million in the first nine months of 2000 compared with $47.4 million in the first nine months of 1999, mainly due to growth in assets under management, which grew to $12.9 billion at September 30, 2000 from $10.2 billion at September 30, 1999.

     Net interest income was $36.3 million for the nine months ended September 30, 2000, up $9.8 million or 37% from $26.5 million in the same period a year ago, primarily due to higher customer margin balances.

     Non-interest expenses were $506.2 million in the first nine months of 2000, an increase of 44% from the $352.3 million in the first nine months of 1999. The increase is partly attributable to costs of $31.2 million from Hill Thompson which was acquired in the fourth quarter of 1999 and $25.9 million from Gibraltar which was acquired in September 1999. Compensation and benefits expense as a percentage of net revenues for the first nine months of 2000 was 65% down from 66% a year ago. Non-compensation operating expenses were $135.6 million in the first nine months of 2000 versus $98.9 million a year ago due in part to $12.9 million of expenses from Hill Thompson and Gibraltar as well as growth in the Company's net revenues. Despite the increase in costs, non-compensation operating expenses as a percentage of net revenues declined to 23.6% for the first nine months of 2000 from 25.6% a year ago.

     The Company's income tax provisions for the first nine months of 2000 and 1999 were $28.2 million and $13.3 million, respectively. The effective tax rate was 41% for the first nine months of 2000, up from 38% for the same period last year mainly due to an increase in transactions that are not subject to preferential tax treatment.

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

     In addition to normal operating requirements, capital is required to satisfy financing and regulatory requirements. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated capital needs of the subsidiaries. The excess regulatory net capital of the Company's broker-dealer subsidiaries may fluctuate throughout the year reflecting changes in inventory levels and/or composition, investment banking commitments and balance sheet components. For example, Tucker Anthony's net capital declined at September 30, 2000 primarily due to higher securities inventory positions and increased receivables from affiliates. For a description of the Company's net capital requirements, see Note 2 of the Notes to the Financial Statements. Management believes that existing capital, funds provided by operations, the credit arrangement with Wexford and funds available from a revolving credit agreement will be sufficient to finance the operating subsidiaries' ongoing businesses. In 1999 and 2000, the Company financed acquisitions with cash, stock or a combination of both. Future acquisitions, if any, would likely be financed in the same manner. Funds available from a revolving credit agreement are expected to be sufficient to finance the cash component of acquisitions in the near future.

     The Company maintains a revolving credit agreement (the "Credit Agreement") whereby participating banks have made commitments totaling $100 million. At September 30, 2000, the Company had borrowings of $50.0 million at interest rates ranging from 1% to 1.45% above the federal funds rate. In addition, the Company must pay a commitment fee of 0.20% on the unused available credit. The Credit Agreement matures in November 2003 with all outstanding notes payable at that date. The Company must comply with certain financial covenants under the Credit Agreement and was in compliance with such covenants at September 30, 2000.

     The Company maintains, through two subsidiaries, a fixed asset credit facility (the "Fixed Asset Facility") secured by certain of the Company's fixed assets. At September 30, 2000, the Company had borrowings outstanding under the Fixed Asset Facility of $7.6 million, of which $5.8 million is payable in monthly installments until December 2001 and $1.8 million is payable in monthly installments through June 2003. The Company has historically financed capital expenditures through internal cash generation and through the Fixed Asset Facility. For the nine months ended September 30, 2000 and 1999, the Company had capital expenditures of $6.4 million and $6.1 million, respectively, which were funded from operations.

     The Company has had a stock repurchase program that permits it to purchase approximately two million shares of its common stock outstanding. To date, the Company has funded its stock repurchases from internal sources and, as of September 30, 2000, the Company had 906,758 shares available for purchase under the program. On October 2, 2000 the Company announced that its Board of Directors terminated the stock repurchase program in connection with its acquisition of Branch Cabell because the Company plans to account for the transaction as a pooling of interests.

CASH FLOWS

     For the nine months ended September 30, 2000, cash and cash equivalents decreased $3.1 million. Funds generated from operating activities were $13.3 million including net income of $40.1 million and depreciation, amortization and other non-cash charges to net income of $30.2 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information about market risks for the three months ended September 30, 2000 does not differ materially from that discussed under Item 7a of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (c) UNREGISTERED SECURITIES:

     During the third quarter of 2000 the Company issued 6,276 shares of common stock in private placement transactions exempt under section 4(2) of the Securities Act to John Hancock Subsidiaries, Inc. pursuant to the Additional Share Agreement entered into in connection with the acquisition of the Company's subsidiaries from John Hancock in 1996.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - The following exhibits are included herein or are incorporated by reference;

         10.33a   John F. Luikart - Renewal of Employment Agreement

         10.34a   Kevin J. McKay - Renewal of Employment Agreement

         27       Financial Data Schedule

     (b) Reports on Form 8-K

         None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     TUCKER ANTHONY SUTRO
                                         (REGISTRANT)


DATE:  November 13, 2000             BY: /s/ JOHN H. GOLDSMITH
                                        ------------------------------------
                                        JOHN H. GOLDSMITH
                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER



DATE:  November 13, 2000             BY: /s/ KENNETH S. KLIPPER
                                        --------------------------------------
                                        KENNETH S. KLIPPER
                                        CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX



ITEM NO.                           DESCRIPTION               SEQUENTIAL PAGE NO.
--------                           -----------               -------------------

10.33a      John F. Luikart - Renewal of Employment Agreement         17

10.34a      Kevin J. McKay - Renewal of Employment Agreement          18

27          Financial Data Schedule                                   19