Form 10-K405
period 2000-12-31
TUCKER ANTHONY SUTRO
filed 2001-03-30
CIK 1029267

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                      TO

                          COMMISSION FILE NUMBER: 1-13993
                            ---------------------------

                               TUCKER ANTHONY SUTRO
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      04-3335712
       (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

             ONE BEACON STREET,
            BOSTON, MASSACHUSETTS                                  02108
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

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 9, 2001, the registrant had 24,039,708 shares of common stock outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 9, 2001 was approximately $553,153,681 (based on the closing price on the New York Stock Exchange on that date).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the registrant's annual meeting of shareholders to be held May 10, 2001 are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K, including without limitation "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A Quantitative and Qualitative Disclosures About Market Risk," contains or incorporates both historical and "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipates", "believes", "expects", "intends", "future" and similar expressions identify forward-looking statements. Any such "forward-looking" statements in this report reflect the Company's current views with respect to future events and financial performance, and are subject to a variety of factors that could cause the actual results or performance to differ materially from historical results or from the anticipated results or performance expressed or implied by such forward-looking statements. Because of such factors, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the anticipated results. The risks and uncertainties that may affect the Company's business include but are not limited to: volatility in the stock markets, economic conditions, governmental regulations, technological advances affecting the Company's industry, pricing and competition, retention of key personnel, the Company's ability to successfully integrate acquired businesses, the Company's relationship with its clearing agent, the communications and information systems of the Company and its business partners, the sufficiency of financial resources to sustain and expand the Company's operations, civil and enforcement liability related to operating in the securities industry, and other factors described elsewhere in this report and in other filings with the Securities and Exchange Commission (the "Commission" or "SEC"). Readers should not place undue reliance on such forward-looking statements, which speak only as of the date hereof, and should be aware that, except as may be otherwise legally required of the Company, the Company undertakes no obligation to publicly revise any such forward-looking statements to reflect events or circumstances that may arise after the date hereof.

ITEM 1.  BUSINESS

COMPANY OVERVIEW

     Tucker Anthony Sutro (formerly Freedom Securities Corporation) is a holding company which together with its wholly-owned subsidiaries (collectively, the "Company") is a full-service retail brokerage, investment banking and asset management firm. The Company provides a wide range of products and investment services including securities brokerage and trading services, investment banking and research, and asset management and other investment advisory services.

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

     The Company's principal operating subsidiaries are described below:

        - Tucker Anthony Incorporated ("Tucker Anthony"), headquartered in Boston, is a brokerage and investment banking firm. Tucker Anthony's divisions include Tucker Anthony Sutro Capital Markets ("TASCM"), an investment banking and institutional brokerage firm; Gibraltar Securities Co. ("Gibraltar"), a New Jersey-based brokerage and investment advisory firm acquired by the Company in the third quarter of 1999; and Tucker Anthony MidAtlantic Division ("TA MidAtlantic"), formerly Hopper Soliday & Co., Inc. ("Hopper Soliday"), a Pennsylvania-based municipal finance and underwriting brokerage firm acquired by the Company in the first quarter of 1999.

        - Sutro & Co. Incorporated ("Sutro"), headquartered in San Francisco, is a West Coast regional brokerage and investment banking firm.

        - Hill, Thompson, Magid LP ("Hill Thompson") is a New Jersey-based wholesale over-the-counter trading firm that the Company acquired in the fourth quarter of 1999.

        - Branch Cabell & Co. Inc. ("Branch Cabell"), headquartered in Richmond, Virginia, is a regional brokerage and investment firm that the Company acquired in the fourth quarter of 2000.

        - Freedom Capital Management Corporation ("Freedom Capital") is a Boston-based asset management firm.

     Except in the case of Branch Cabell, the consolidated financial statements and other data included elsewhere in this report include the results of operations of the acquired companies from their respective dates of acquisition. The Branch Cabell acquisition was accounted for under the pooling of interests method. Accordingly, the consolidated financial statements and other data have been restated for all periods presented as if the Company and Branch Cabell had always been combined.

     Tucker Anthony, Sutro, Cleary Gull Investment Management Services, Inc. ("Cleary Gull IMS") and Branch Cabell clear their securities transactions on a fully disclosed basis through Wexford Clearing Services Corporation ("Wexford"), a guaranteed wholly-owned subsidiary of Prudential Securities Incorporated ("Prudential"). Hill Thompson clears all proprietary securities transactions on a self-clearing basis and substantially all customer transactions through Schroder & Co., Inc. on a fully disclosed basis.

     The Company employed 2,876 people at December 31, 2000.

DESCRIPTION OF BUSINESS ACTIVITIES

     The Company's four main areas of business, described below, are its full-service retail brokerage operations, equity capital markets activities, asset management business and trading activities.

  Retail Operations

     In its retail operations, the Company focuses on maintaining and developing strong client relationships through a dedicated community focus while providing the breadth and quality of services and products offered by national brokerage firms. The Company provides its retail clients with a broad range of services delivered in a personalized, service-oriented manner. In addition to recommending and effecting transactions in securities, the Company makes available equity research reports prepared by TASCM, Branch Cabell, and other research analysts and offers services such as financial and tax planning, and trust and estate planning to its retail clients. The Company believes that the personalized nature and range of services it provides to its clients is a key factor in the success of its retail brokerage businesses.

     The Company's retail operations which are conducted in 20 states and the District of Columbia, have together generated 54%, 57% and 53% of the Company's net revenues in 2000, 1999 and 1998, respectively, and have historically represented the Company's core business. A large portion of the Company's revenues is generated from commissions or fees earned as a broker or dealer for individual clients in the purchase and/or sale of equity securities, fixed income securities, mutual funds, insurance products, options and U.S. government and municipal securities.

     As of December 31, 2000, retail customers had approximately $49 billion of assets in over 344,000 brokerage accounts. Management believes that the experience of its 944 investment executives and their strong ties to their communities help differentiate the Company from its competitors and enable the Company to more effectively access and serve its clients. The Company's strategy of providing its investment executives with a high level of support and the flexibility to operate in an entrepreneurial manner has allowed the Company to recruit and retain highly effective, motivated investment executives, many of whom have significant tenure at their local branch offices. Management believes that the Company has been able to successfully recruit and retain investment executives for a number of reasons, including a corporate culture that rewards performance, encourages employee ownership, and provides advanced technology, competitive payouts, no discount sharing and a service-driven rather than a product-driven environment.

     The Company currently offers on-line trading capabilities to certain fee-based retail clients. The Company continues to enhance its commitment to customer service by providing its investment executives with upgraded account information systems and flexibility in determining fee schedules for certain services based upon the level of customer needs, and by providing an array of one-stop investment and financial planning services.

  Capital Markets

     The Company's equity capital markets business consists of equity research, investment banking, institutional sales, trading and syndication services. The Company has historically demonstrated strengths in offering various investment banking services, including merger and acquisition services, public offerings and private placements to clients. The research and investment banking departments target emerging and middle-market companies within the industries in which they specialize, such as consumer products, healthcare, financial services, and internet/technology. Within each of these industries the Company has focused on various niches which it believes offer the greatest opportunities. The Company has coordinated its research, institutional sales, corporate finance, trading and syndication functions to service these niches. Management believes that its research will be a key factor in growing its equity capital markets activities. Early in 2001, the Company combined Sutro's equity research and banking businesses with Tucker Anthony Capital Markets (formerly Tucker Anthony Clearly Gull) to form Tucker Anthony Sutro Capital Markets ("TASCM"), a division of Tucker Anthony. The Company's revenues from capital markets activities generated 21%, 22% and 27% of the Company's net revenues in 2000, 1999 and 1998, respectively.

     The Company executes securities transactions for institutional investors such as banks, mutual funds, insurance companies and pension and profit-sharing plans. These investors normally purchase and sell securities in large quantities, requiring specialized marketing and trading expertise. In order to service these institutional accounts, the Company has established a network of institutional offices located in New York, Boston, San Francisco, Los Angeles, Milwaukee, Chicago, Denver and Washington, D.C.

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

     The Company's investment banking activities are performed by its corporate finance and syndicate departments. The corporate finance groups manage and underwrite public offerings of equity and, to a significantly lesser extent, debt securities, arrange private placements of equity and debt securities and provide financial advice in connection with mergers and acquisitions, divestitures and other corporate reorganizations and restructurings. The managed public equity offerings and merger and acquisition transactions are typically undertaken for emerging or middle-market companies in the previously mentioned industries that the Company specializes in or for companies located in the same geographic regions as the Company.

     Historically, the Company's merger and acquisition advisory business has been a significant component of the Company's investment banking revenues. The Company believes that it has a well established merger and acquisition advisory business and plans to capitalize on this strength by further building upon the equity capital markets group.

     The syndicate department coordinates the distribution of managed and co-managed corporate securities offerings and accepts invitations to participate in underwritings managed by other investment banking firms.

     The Company, through certain subsidiaries and employee incentive arrangements, has participated from time to time in the past and may participate from time to time in the future as an equity investor in connection with specific transactions.

     The Company intends to continue to increase its equity capital markets business by carefully focusing its research and investment banking coverage on geographical regions and industries which management believes offer the greatest opportunities. Management also believes that consolidations within the investment banking industry, as a whole, will offer enhanced opportunities for those firms which maintain their local and industry specific focus.

     Tucker Anthony, Sutro and Branch Cabell are each municipal securities dealers in both the primary and secondary markets, buying and selling securities for their own accounts and for clients. The public finance departments of Tucker Anthony, Sutro and Branch Cabell provide financial consulting, advisory and underwriting services to municipalities and public service districts. These subsidiaries manage and underwrite offerings of municipal securities to finance the construction and maintenance of a broad range of public-related facilities, including healthcare, housing, education, public power, water and sewer, airports, highways and other infrastructure needs. Over the last several years, the public finance industry has generally experienced diminishing spreads. Nevertheless, management believes that there can be growth in this sector by concentrating on regionally focused community projects.

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

  Asset Management

     The Company provides investment advisory and portfolio management services to institutions, pension and endowment funds, money market funds, professional firms, individuals and trusts. The asset management business consists of Freedom Capital, Cleary Gull IMS and the asset management business from Tucker Anthony, Sutro and Branch Cabell. As of December 31, 2000, total assets under management were over $13.0 billion. Asset management revenues including investment advisory fees generated by retail operations increased 29% over 1999 and have represented 12%, 12% and 11% of the Company's net revenues in 2000, 1999 and 1998, respectively.

     Freedom Capital, headquartered in Boston, was formed in 1930. Freedom Capital has developed a leading position in the management of public funds for local Massachusetts municipalities and agencies, has developed an increasing presence in certain sectors of the union pension fund market and has expanded its high net worth asset management business. As of December 31, 2000, Freedom Capital had $9.1 billion in assets under management of which $4.6 billion are in money market funds for which it acts as an investment advisor. As with other aspects of the Company's business, Freedom Capital is focused on service and client communication. To foster active and attentive management, Freedom Capital limits the number of client relationships of each portfolio manager. This policy is intended to provide each portfolio manager with the time necessary to foster ongoing client relationships and the opportunity to discuss portfolio strategies with the client. In addition, Freedom Capital provides its clients with economic commentary and investment letters on a regular basis.

     Cleary Gull IMS is an asset management firm based in Milwaukee and a wholly-owned subsidiary of the Company. Cleary Gull IMS provides primarily investment management services to institutional accounts and high net worth individuals and had over $1.0 billion in assets under management at December 31, 2000. The Company acquired Cleary Gull Reiland & McDevitt Inc. ("Cleary Gull") in the second quarter of 1998. The investment banking, equity research and institutional brokerage activities of Cleary Gull and Tucker Anthony were subsequently combined and in early in 2001 were further combined with Sutro's equity research and banking businesses to form Tucker Anthony Sutro Capital Markets ("TASCM"), a division of Tucker Anthony. The remaining business of Cleary Gull, now Cleary Gull IMS, is investment management services provided to institutional accounts and high net worth individuals.

     Freedom Trust Company, a New Hampshire chartered trust company and a subsidiary of Freedom Capital, commenced operations in early 1996 to provide clients the opportunity to place their assets in trust so that the Company may continue to provide asset management services to such trusts after the client's death. Freedom Trust Company had assets under custody of $580 million as of December 31, 2000.

  Trading and Other Broker-Dealer Activities

     The Company makes markets, buying and selling as principal, in common stocks, convertible preferred stocks, warrants and other securities traded on Nasdaq or other over-the-counter ("OTC") markets. As of December 31, 2000, the Company made markets in equity securities of approximately 10,200 issuers compared to over 9,000 issuers as of December 31, 1999. Much of the Company's market making activity comes from Hill Thompson whose primary business is market making in Nasdaq Small Cap, OTC Bulletin Board and Pink Sheets stocks. The majority of Hill Thompson's trading represents dealer-to-dealer transactions with major wire houses, wholesale market makers, discount brokerages and internet trading firms, as well as trading on a principal basis with mutual funds, banks, insurance companies and other financial service institutions. TASCM's and Branch Cabell's market making activities are primarily in securities in which there is substantial continuing client interest and include securities which the Company has underwritten or on which it provides research reports. Revenues derived from principal trading in OTC markets were 9%, 3% and 1% of the Company's net revenues in 2000, 1999 and 1998, respectively.

     During 2000, the Company established a Tender Option Bond ("TOB") program which involves the deposit of fixed rate municipal bonds into a series of bankruptcy remote Trusts. The Trusts issue two classes of certificates, Floating Trust Certificates which are sold to third party investors and Residual Trust Certificates which are retained by the Company. In 2000, revenues from the TOB program represented less than 1% of the Company's net revenues.

     Tucker Anthony engages in the purchase and sale of convertible and equity securities to take advantage of market price differences. Tucker Anthony's arbitrage activities include both convertible and risk arbitrage. To the extent that purchase and sale transactions are not simultaneous, or the closing of a position is subject to a subsequent event such as the successful consummation of a corporate merger, Tucker Anthony places a portion of its capital at risk. Sutro does not engage in significant arbitrage activities. In 2000, arbitrage revenues represented less than 1% percent of the Company's net revenues.

     Tucker Anthony, Sutro and Branch Cabell hold memberships in the New York Stock Exchange, Inc. (the "NYSE") and in other major securities exchanges in the United States in order to provide services to their brokerage clients in the purchase and sale of listed securities.

     The Company's wholly-owned subsidiary, Freedom Specialist Inc., has a 25% interest in the profits and losses of a joint specialist account in which it participates with RPM Specialist Corp. and R. Adrian & Co., two other NYSE specialist firms. Specialists are responsible for executing transactions and maintaining a fair and orderly market in securities under NYSE rules and regulations. In this function, a specialist firm acts as an agent in executing orders entrusted to it and/or acts as a dealer on the opposite side of public orders in the security executed on the floor of the NYSE. As of December 31, 2000, the joint specialist account acted as a specialist in 34 equity issues. Stock settlement and clearing activities for the joint specialist account are provided by RPM Clearing Corporation.

     Securities transactions for clients are executed on either a cash or margin basis. In most margin transactions, credit is extended to a client through the Wexford clearing arrangement for the purchase of securities, using the securities purchased and/or other securities in the client's account as collateral for amounts loaned. The Company receives income from interest charged on such extensions of credit. The financing of margin purchases can be an important source of revenue to the Company, since the interest rate paid by the client on funds loaned through Wexford exceeds the Company's interest costs paid to Wexford for net customer debit balances. The amount of the Company's net interest income is affected not only by prevailing interest rates, but also by the volume of business conducted on a margin basis. Net interest income generated 7%, 6% and 7% of the Company's net revenues in 2000, 1999 and 1998, respectively. By permitting a client to purchase on margin, the Company takes the risk that the client will not perform its obligations under the margin loan to maintain adequate collateral in the event that market declines reduce the value of the collateral below the principal amount loaned. Amounts loaned are limited by margin regulations of the Board of Governors of the Federal Reserve System and other regulatory authorities and are subject to credit review and daily monitoring by Wexford and the Company.

STRATEGIC ACQUISITIONS

     During 2000 and 1999, the Company completed five strategic acquisitions. Management believes these acquisitions strengthen and expand the Company's geographic and product offering base while reducing the Company's costs by leveraging its infrastructure. These acquisitions are summarized below.

  Branch Cabell

     On October 2, 2000, the Company acquired Branch Cabell, a regional brokerage and investment firm based in Richmond, Virginia. Branch Cabell had 1999 revenues of approximately $19 million. Branch Cabell is part of the Company's broker-dealer segment and will ultimately operate as a division of Tucker Anthony.

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

RELATIONSHIP WITH WEXFORD

     With the exception of Hill Thompson, the Company clears all securities transactions, and carries accounts for customers and its proprietary accounts, with Wexford. Wexford furnishes the Company with information necessary to run the Company's business, including commission runs, transaction summaries, data feeds for various reports including compliance and risk management, execution reports, trade confirmations and monthly account statements; cashiering functions and the handling of margin accounts. As a result of its arrangement with Wexford, the Company has achieved substantial savings in its clearing and related operations. Under the Wexford arrangement, management believes that the Company's cost of clearing its transactions is very competitive with the industry's costs. The Company pays a fixed fee per trade, subject to an aggregate annual minimum payment, for clearing trades through Wexford. The agreement between subsidiaries of the Company and Wexford expires in April, 2002 and will automatically renew for a further 12 months unless either party provides written notice of termination 90 days prior to termination.

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

SEGMENT REPORTING

     The Company has two reportable segments: broker-dealer and asset management. The Company's broker-dealer segment includes its retail operations, investment banking, research, institutional sales and syndication service businesses as well as its OTC, fixed income and arbitrage trading activities. The asset management segment consists of Freedom Capital, Cleary Gull IMS and asset management business from Tucker Anthony, Sutro and Branch Cabell. For further information, see Note 17 of the audited financial statements contained in Item 8 of this report.

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

     In addition, the Company faces competition for investment professionals. Although the Company strives to maintain strong relationships with its investment executives, the demand for investment executives has increased and employers in the industry are offering guaranteed contracts, upfront payments and increased compensation in an attempt to attract and retain qualified personnel.

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

     As registered broker-dealers or member firms of the NYSE or NASD, Tucker Anthony, Sutro, Branch Cabell, Cleary Gull IMS, Hill Thompson and Freedom Specialist Inc. are subject to certain net capital requirements set forth in Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and NYSE Rule 325 ("the Net Capital Rules"). Freedom Distributors Corporation, a subsidiary of Freedom Capital, is also subject to Rule 15c3-1. The Net Capital Rules, which specify minimum net capital requirements for registered broker-dealers, are designed to measure the financial soundness and liquidity of broker-dealers. The Net Capital Rules also (1) require that broker-dealers notify the SEC, in writing, two business days prior to making withdrawals or other distributions of equity capital or lending money to certain related persons if those withdrawals would exceed, in any 30-day period, 30% of the broker-dealer's excess net capital, and that they provide such notice within two business days after any such withdrawal or loan that would exceed, in any 30- day period, 20% of the broker-dealer's excess net capital; (2) prohibit a broker-dealer from withdrawing or otherwise distributing equity capital or making related party loans if after such distribution or loan, the broker-dealer's net capital is less than 120% of its minimum net capital dollar amount or if the aggregate indebtedness of the broker-dealer's consolidated entities would exceed 1,000% of the broker-dealer's net capital and in certain other circumstances; and (3) provide that the SEC may, by order, prohibit withdrawals of capital from a broker-dealer for a period of up to 20 business days, if the withdrawals would exceed, in any 30-day period, 30% of the broker-dealer's excess net capital and if the SEC believes such withdrawals would be detrimental to the financial integrity of the firm or would unduly jeopardize the broker-dealer's ability to pay its customer claims or other liabilities. Under NYSE Rule 326, a broker-dealer that is a NYSE member is required to reduce its business if its net capital (after giving effect to scheduled maturities of subordinated indebtedness or other planned withdrawals of regulatory capital during the following six months) is less than either 125% of its minimum net capital dollar amount or 4% of aggregate debit items (or 6% of the funds required to be segregated pursuant to the Commodity Exchange Act) for fifteen consecutive days. NYSE Rule 326 also prohibits the expansion of a member's business if its net capital (after giving effect to scheduled maturities of subordinated indebtedness or other planned withdrawals of regulatory capital during the following six months) is less than either 150% of its minimum net capital dollar amount or 5% of aggregate debit items (or 7% of the funds required to be segregated pursuant to the Commodity Exchange Act) for fifteen consecutive days. For information concerning compliance by the Company's subsidiaries with the Net Capital Rules, see Note 11 of the audited financial statements included in Item 8 of this report.

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

     Tucker Anthony, Sutro, Branch Cabell, Cleary Gull IMS, Freedom Capital and other subsidiaries are registered with the SEC as investment advisors under the Investment Advisors Act of 1940 (the "Advisors

Act") and are subject to the requirements of regulation pursuant to both the Advisors Act and certain state securities laws and regulations. Such requirements relate to, among other things, limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an advisor or its affiliates and advisory clients, as well as general anti-fraud prohibitions. The state securities law requirements applicable to registered investment advisors are in certain cases more comprehensive than those imposed under federal securities laws.

     As registered investment advisors under the Advisors Act, Tucker Anthony, Sutro, Branch Cabell, Cleary Gull IMS, Freedom Capital and certain other subsidiaries of the Company are subject to regulations which cover various aspects of the Company's business, including compensation arrangements. Under the Advisors Act, every investment advisory agreement with the Company's clients must expressly provide that such contract may not be assigned by the investment advisor without the consent of the client. Under the Investment Company Act of 1940 (the "Investment Company Act"), every investment advisor's agreement with a registered investment company must provide for the agreement's automatic termination in the event it is assigned. Under both the Advisors Act and the Investment Company Act, an investment advisory agreement is deemed to have been assigned when there is a direct or indirect transfer of the agreement, including a direct assignment or a transfer of a "controlling block" of the firm's voting securities or, under certain circumstances, upon the transfer of a "controlling block" of the voting securities of its parent corporation. A transaction is not, however, an assignment under the Advisors Act or the Investment Company Act if it does not result in a change of actual control or management of the investment advisor. Any assignment of the Company's investment advisory agreements would require, as to any registered investment company client, the prior approval of a majority of its shareholders, and as to the Company's other clients, the prior consent of such clients to such assignments.

     The Company is also subject to the risk of losses as a result of employee errors, misconduct and fraud (including unauthorized transactions by traders) and failures in connection with the processing of securities transactions. In the fourth quarter of 1997, the Company determined that a former employee improperly valued securities positions of the Company over the first eleven months of 1997 in order to conceal trading losses of $2.6 million. The Company recognized these losses in its 1997 financial results and notified the SEC and the NYSE of this situation. The Company has conducted an internal review of the specific trading loss and the Company's reports and procedures relating thereto, and the Company has enhanced procedures where appropriate. The SEC has completed an investigation of this matter. In December 2000, the Company's subsidiary, Tucker Anthony, without admitting or denying, consented to the entry of an administrative order by the SEC finding that the former employee fraudulently violated the federal securities laws. As a result, Tucker Anthony's books and records did not accurately reflect Tucker Anthony's trading profits and income, in violation of the federal securities laws. The SEC found that Tucker Anthony failed reasonably to supervise the former employee with a view toward preventing his violations. Tucker Anthony was censured, ordered to cease and desist from committing or causing certain future securities law violations, and ordered to pay a civil money penalty of $50,000.

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

     - approximately 13,000 square feet at 15 Exchange Place, Jersey City, New Jersey expiring September 2007.

     - approximately 23,000 square feet at 919 East Main Street, Richmond, Virginia expiring August 2002.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding the executive officers of the Company as of March 30, 2001. The executive officers of the Company hold office until their successors are appointed and qualify.

                                                                                          EXECUTIVE OFFICER
                                                                                            OF THE COMPANY
                                                                                          OR THE PREDECESSOR
NAME                              AGE                       POSITION                        COMPANY SINCE
----                              ---                       --------                      ------------------
John H. Goldsmith...............  59    Chairman of the Board of Directors and Chief             1988
                                        Executive Officer of the Company and Chief
                                        Executive Officer of Tucker Anthony
Kenneth S. Klipper..............  42    Executive Vice President and Chief Financial             2000
                                        Officer of the Company
John F. Luikart.................  51    Director of the Company and Chairman and Chief           1995
                                        Executive Officer of Sutro
Kevin J. McKay..................  52    Executive Vice President, General Counsel and            1994
                                        Secretary of the Company
David P. Prokupek...............  39    Director of the Company, President of Tucker             1998
                                        Anthony Sutro Capital Markets and Chairman and
                                        Chief Executive Officer of Cleary Gull IMS
Mark T. Whaley..................  46    Director of the Company and President of                 1999
                                        Gibraltar
Robert H. Yevich................  52    Director of the Company and President of Tucker          1995
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

     DAVID P. PROKUPEK. Mr. Prokupek was appointed to the Company's Board of Directors in May 1998, following the acquisition of Cleary Gull. He joined Cleary Gull as Managing Director of the Investment Banking Department in 1992, was elected a director in 1994, was named Chief Executive Officer in 1996 and currently serves as President of Tucker Anthony Sutro Capital Markets and Chairman and CEO of Cleary Gull IMS. Prior to joining Cleary Gull, Mr. Prokupek was a Managing Director of American Asset Management, a New York-based investment counselor and merchant bank, and from 1987 to 1989 he was a member of Bankers Trust Company's Merchant Banking Group.

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

     ROBERT H. YEVICH. Mr. Yevich joined Tucker Anthony in 1985 and became National Sales Manager in 1988. Mr. Yevich was elected to the Board of Directors of the Company and promoted to President of Tucker Anthony in 1995. Mr. Yevich will serve as President until April 30, 2001. Mr. Yevich will remain as an employee in a consulting capacity for a yet undetermined period of time. Mr. Yevich has more than 25 years of experience in the retail brokerage business as a stockbroker, branch manager and research associate. Prior to joining Tucker Anthony, Mr. Yevich served as branch manager with PaineWebber.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Market Information

     The Company's common stock is listed on the NYSE under the symbol "TA." The high and low sales prices per share of the Company's common stock by quarter for the periods presented below were as follows:

                                             2000                    1999
                                       ----------------        ----------------
               QUARTER                  HIGH      LOW           HIGH      LOW
               -------                 ------    ------        ------    ------
First................................  $15.75    $10.31        $18.00    $14.13
Second...............................   18.56     14.38         19.00     14.38
Third................................   25.38     16.50         17.13     12.56
Fourth...............................   26.88     17.13         15.00     10.25

     As of March 6, 2001, the closing sales price per share of the Company's common stock was $23.32.

  (b) Holders

     As of March 5, 2001, there were approximately 541 record holders of the Company's common stock, according to the records maintained by the Company's transfer agent. As of March 5, 2001, the Company estimates that there were over 6,000 beneficial owners of the Company's common stock.

  (c) Dividends

     Cash dividends per common share declared and paid by the Company for the quarterly periods presented below were as follows:

                          QUARTER                             2000     1999
                          -------                             -----    -----
First.......................................................  $0.05    $0.04
Second......................................................   0.06     0.05
Third.......................................................   0.06     0.05
Fourth......................................................   0.06     0.05

     The timing and amount of future dividends will be determined by the Company's Board of Directors and will depend, among other factors, upon the Company's earnings, financial condition and cash requirements at the time such payment is considered. The Company has historically funded its quarterly dividend payments through dividends received from its subsidiaries whose ability to pay dividends is limited by the Net Capital Rules of various regulatory bodies. Additionally, the Company's dividend payments are restricted by its revolving credit agreement. See Notes 9 and 11 of the Company's audited financial statements in Item 8 of this report.

  (d) Unregistered Securities

     During the fourth quarter of 2000, the Company issued 1,653 shares of common stock in private placement transactions exempt under section 4(2) of the Securities Act to John Hancock Subsidiaries, Inc. pursuant to the Additional Share Agreement entered into in connection with the acquisition of the Company's subsidiaries from Hancock in 1996.

     On October 2, 2000 the Company issued 854,543 shares of common stock to the former owners of Branch Cabell to acquire their company. The shares were issued without registration in reliance upon the private placement exemption in Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           Combined
                                                     Years Ended December 31,             Year Ended
                                             -----------------------------------------   December 31,
                                             2000(a)    1999(a)    1998(a)    1997(a)     1996(a)(b)
                                             --------   --------   --------   --------   ------------
FINANCIAL RESULTS
Net revenues(c)............................  $757,845   $571,965   $454,857   $385,094     $362,721
Income before income taxes.................  $ 79,027   $ 50,154   $ 46,102   $ 33,784     $ 23,813
Net income before extraordinary item.......  $ 47,486   $ 31,286   $ 27,919   $ 20,047     $ 14,289
Net income after extraordinary item(d).....  $ 47,486   $ 31,286   $ 26,643   $ 20,047     $ 14,289
PER COMMON SHARE
Basic earnings before extraordinary item...  $   2.04   $   1.50   $   1.43   $   1.33           --
Basic earnings after extraordinary
  item(d)..................................  $   2.04   $   1.50   $   1.36   $   1.33           --
Diluted earnings before extraordinary
  item.....................................  $   1.94   $   1.43   $   1.36   $   1.29           --
Diluted earnings after extraordinary
  item(d)..................................  $   1.94   $   1.43   $   1.30   $   1.29           --
Cash dividends declared....................  $   0.23   $   0.19   $   0.08         --           --
Book value at end of year..................  $  13.84   $  12.26   $  10.86   $   6.79     $   5.45
FINANCIAL CONDITION
Total assets...............................  $798,202   $825,506   $612,395   $748,842     $521,449
Long-term borrowings.......................  $ 56,313   $ 61,687   $ 17,181   $101,895     $110,819
Stockholders' equity.......................  $331,309   $277,248   $227,387   $105,660     $ 82,738
Common shares outstanding at end of year...    23,930     22,607     20,934     15,559       15,168
OTHER FINANCIAL DATA
EBITDA(e)..................................  $126,513   $ 75,740   $ 62,866   $ 53,765     $ 39,026
Pre-tax margin.............................      10.4%       8.8%      10.1%       8.8%         6.6%
Return on average equity(f)................      15.3%      13.1%      15.0%      21.9%         9.0%
Assets in client accounts at end of year
  (in billions)............................  $   48.9   $   46.8   $   32.9   $   28.5     $   24.3

---------------
(a) All data presented has been restated to reflect the Company's October 2, 2000 acquisition of Branch Cabell & Co. Inc. which was accounted for as a pooling of interests.

(b) Based on the consolidated results of the Predecessor Company for the eleven months ended November 29, 1996 combined with the consolidated results of the Company for one month ended December 31, 1996.

(c) Certain amounts have been reclassified to conform with 2000 financial statement presentation.

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

     The financial markets experienced heavy volatility during 2000. The equity markets soared to record highs in the first quarter of 2000 and experienced a severe correction in the latter part of the year. Going forward, the Company plans to focus on absorbing the growth that it has accumulated in recent years, reducing expenses and increasing productivity. It is difficult to predict where the financial markets are headed in the future, thus the Company's financial results may continue to be subject to fluctuations. Consequently, the results of operations for a particular period may not be indicative of results to be expected for other periods.

COMPANY DEVELOPMENTS

     In October 2000, the Company acquired Branch Cabell & Co. Inc. ("Branch Cabell"), a regional brokerage and investment firm based in Richmond, Virginia. The transaction was recorded as a pooling of interests for accounting purposes.

     During 1999, the Company completed several strategic acquisitions summarized below:

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

        - In October 1999, the Company acquired The Hill Thompson Group, Ltd. ("Hill Thompson Group"), including its primary operating subsidiary Hill, Thompson, Magid LP ("Hill Thompson"), a New Jersey-based wholesale over-the-counter trading firm.

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

        - In May 1998, the Company completed its acquisition of Cleary Gull Reiland & McDevitt Inc. ("Cleary Gull"), a privately held investment banking, institutional brokerage and investment advisory firm headquartered in Milwaukee, Wisconsin. During 1999, the investment banking, equity research and institutional brokerage activities of Cleary Gull and Tucker Anthony were combined to form Tucker Anthony Capital Markets ("TACM"). Early in 2001, the Company combined Sutro's equity research and banking businesses with TACM to form Tucker Anthony

          Sutro Capital Markets ("TASCM"), a division of Tucker Anthony. The remaining business of Cleary Gull, now Cleary Gull IMS, is primarily investment management services provided to institutional accounts and high net worth individuals.

COMPONENTS OF REVENUES AND EXPENSES

     REVENUES. Commission revenues include retail and institutional commissions received by the Company as an agent in securities transactions, including all exchange listed, over-the-counter agency, mutual fund, insurance and annuity transactions. Principal transactions revenues include principal sales credits as well as gains and losses from the trading of securities by the Company. Investment banking revenues include selling concessions, underwriting fees and management fees received from the underwriting of corporate or municipal securities, as well as fees earned from providing merger and acquisition and other financial advisory services. Asset management revenues include fees generated from providing investment advisory, portfolio management and custodial services to clients, as well as managed account fees and 12b-1 distribution fees. Other revenues primarily consist of retirement plan revenue, third party correspondent clearing fees and other transaction fees. Net interest income equals interest income less interest expense. Interest income primarily consists of interest earned on margin loans made to customers, securities purchased under agreements to resell and fixed income securities held in the Company's trading accounts as well as dividends earned on proprietary arbitrage positions. Interest expense includes interest paid under its Wexford financing arrangement and on bank borrowings, securities sold under agreements to repurchase, fixed asset financing and cash balances in customer accounts held by Wexford.

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

RESULTS OF OPERATIONS

     The following table sets forth year-to-year increases (decreases) in the major revenue and expense categories (amounts in thousands):

                                                                                 2000                 1999
                                              Twelve Months Ended             Compared to         Compared to
                                                 December 31,                    1999                 1998
                                       ---------------------------------   -----------------   ------------------
                                       2000(a)   1999(a)(b)   1998(a)(b)    AMOUNT   PERCENT    AMOUNT    PERCENT
                                       --------  ----------   ----------   --------  -------   --------   -------
Revenues:
    Commissions......................  $301,100   $241,420     $189,244    $ 59,680    25      $ 52,176      28
    Principal transactions...........   220,574    142,669       90,760      77,905    55        51,909      57
    Investment banking...............    87,034     72,893       82,638      14,141    19        (9,745)    (12)
    Asset management.................    84,833     65,832       47,593      19,001    29        18,239      38
    Net interest income(c)...........    49,406     35,759       34,089      13,647    38         1,670       5
    Other............................    14,898     13,392       10,533       1,506    11         2,859      27
                                       --------   --------     --------    --------            --------
         Net revenues................   757,845    571,965      454,857     185,880    32       117,108      26
Non-interest expenses:
    Compensation and benefits........   492,707    374,703      296,280     118,004    31        78,423      26
    Occupancy and equipment..........    33,718     29,334       24,329       4,384    15         5,005      21
    Communications...................    27,041     22,997       18,953       4,044    18         4,004      21
    Brokerage and clearance..........    28,757     22,246       15,386       6,511    29         6,860      45
    Promotional......................    23,755     18,772       14,646       4,983    27         4,126      28
    Other............................    72,840     53,759       39,161      19,081    36        14,598      37
                                       --------   --------     --------    --------            --------
         Total non-interest
           expenses..................   678,818    521,811      408,755     157,007    30       113,056      28
Income before income taxes...........    79,027     50,154       46,102      28,873    58         4,052       9
Income taxes.........................    31,541     18,868       18,183      12,673    67           685       4
                                       --------   --------     --------    --------            --------
Net income before extraordinary
  item...............................    47,486     31,286       27,919      16,200    52         3,367      12
    Extraordinary item (net of
      tax)(d)........................        --         --       (1,276)         --   (e)         1,276      (e)
                                       --------   --------     --------    --------            --------
Net income after extraordinary
  item...............................  $ 47,486   $ 31,286     $ 26,643    $ 16,200    52      $  4,643      17
                                       ========   ========     ========    ========            ========

---------------
(a) All data presented has been restated to reflect the Company's October 2, 2000 acquisition of Branch Cabell & Co. Inc. which was accounted for as a pooling of interests.

(b) Certain amounts have been reclassified to conform with 2000 financial statement presentation.

(c) Net interest income is net of interest expense of $75,070 in 2000, $38,169 in 1999 and $27,345 in 1998.

(d) Extraordinary item is related to the write-off of capitalized debt costs as a result of the retirement of $77.5 million in debt in conjunction with the Company's April 2, 1998 initial public offering.

(e) Not meaningful.

  2000 Compared to 1999

     Net revenues were $757.8 million for 2000, up $185.9 million or 32% from $572.0 million in 1999, primarily due to the acquisitions of Hill Thompson and, to a lesser extent, Gibraltar in late 1999, which contributed $81.4 million of the increase in 2000 as well as growth in the Company's retail business. Net income for the year ended December 31, 2000 was $47.5 million, a 52% increase from $31.3 million in 1999. Earnings per common share (diluted) were $1.94 compared with $1.43 for the year ended December 31, 1999.

     Commission revenues increased 25% or $59.7 million to $301.1 million in 2000 from $241.4 million in 1999. The higher commission revenues stem from an increase in new investment executives as a result of acquisitions and the Company's recruiting efforts. In addition, productivity per investment executive increased in part due to strong market conditions in the first half of the year.

     Principal transactions revenues were $220.6 million in 2000, up $77.9 million or 55% when compared to $142.7 million in 1999. These revenues increased $69.2 million in 2000 as a result of Hill Thompson and Gibraltar acquisitions. Of the $69.2 million increase attributable to Hill Thompson and Gibraltar, $51.8 million or 75% stems from Hill Thompson, which benefited from high levels of market activity in OTC traded securities during the first quarter of 2000.

     Investment banking revenues were $87.0 million in 2000, up 19% from $72.9 million in 1999, primarily due to increased advisory and merger/acquisition fees in the first half of 2000 and, to a lesser extent, from private transactions.

     Asset management revenues rose 29% to $84.8 million in 2000 from $65.8 million in 1999, mainly due to growth in assets under management. Assets under management grew to $13.4 billion at year end 2000 from $11.1 billion in 1999, a 21% increase over 1999 as a result of both new money added to the funds and asset appreciation.

     Net interest income was $49.4 million in 2000, up $13.6 million or 38% from $35.8 million in 1999, primarily due to higher customer margin balances.

     Compensation and benefits expense was $492.7 million in 2000 compared to $374.7 million in 1999, up $118.0 million or 31% of which $43.1 million was attributable to Hill Thompson and Gibraltar. The remainder of the increase was due to higher production related compensation based on the Company's improved operating results and to costs of recruiting new investment executives. Compensation and benefits expense as a percentage of net revenues was 65% in 2000 down slightly from 66% a year ago.

     Non-compensation operating expenses were $186.1 million in 2000, an increase of $39.0 million or 27% when compared with $147.1 million in 1999 due in part to $14.2 million of costs from Hill Thompson and Gibraltar as well as growth in the Company's net revenues. Non-compensation related operating expenses as a percentage of net revenues were 25% for 2000 compared with 26% in 1999. Occupancy and equipment expense increased $4.4 million or 15% in 2000 primarily due to expansion within the Company's retail business and $1.4 million of costs from Hill Thompson and Gibraltar. Communications expense was $27.0 million in 2000 compared to $23.0 million in 1999, an increase of 18%, or $4.0 million, of which $2.0 million stems from Hill Thompson and Gibraltar. Brokerage and clearance expense was $28.8 million in 2000, up $6.5 million or 29% (including $4.3 million from Hill Thompson and Gibraltar) compared with $22.2 million in 1999 primarily due to additional execution and clearing costs resulting from higher business volumes. Promotional expense increased $5.0 million or 27% (including $1.3 million from acquired companies) to $23.8 million in 2000 from $18.8 million in 1999 due to increased spending on business development, advertising and travel. Other expenses, which include information systems, professional fees, data processing, printing, postage, license/registration fees, and amortization of goodwill, increased $19.0 million (including $4.0 million from Hill Thompson and Gibraltar) to $72.8 million in 2000 from $53.8 million in 1999. This increase partly stems from investments in technology, increased professional fees associated with new hiring and additional goodwill amortization resulting from companies acquired in late 1999.

     The Company's income tax provisions for 2000 and 1999 were $31.5 million and $18.9 million, respectively. The effective tax rate was 40% for 2000, up from 38% in 1999. The effective rate increase for 2000 is due primarily to transactions that are not subject to preferential tax treatment.

  1999 Compared to 1998

     Net revenues were $572.0 million for 1999, up $117.1 million or 26% from $454.9 million in 1998. The Company's net revenue growth primarily stems from the expansion of its retail business combined with growth through new acquisitions. Net revenues increased $48.9 million in 1999 as a result of the acquisitions of Hopper Soliday, Charter, Gibraltar and Hill Thompson in 1999 and Cleary Gull in the second quarter of 1998 (collectively, the "acquired companies"). Net income for the year ended December 31, 1999 was $31.3 million, a 17% increase from $26.6 million in 1998 and a 12% increase from 1998 net income before extraordinary item of $27.9 million. Earnings per common share (diluted) before extraordinary item were $1.43 compared with $1.36 for the year ended December 31, 1998.

     Commission revenues increased 28% or $52.2 million to $241.4 million in 1999 from $189.2 million in 1998. The increase is primarily due to higher average productivity from existing investment executives combined with production from new investment executives as a result of the Company's expansion of its retail business.

     Principal transactions revenues were $142.7 million in 1999, up $51.9 million or 57% when compared to $90.8 million in 1998. The revenue increase is primarily attributable to a significant rise in fixed income related revenues as well as higher over-the-counter and arbitrage trading revenues when compared with 1998 which was adversely affected by turbulent financial market conditions during the 1998 third quarter.

     Investment banking revenues were $72.9 million in 1999, down 12% from $82.6 million in 1998. Despite a significant improvement in municipal finance fees, investment banking revenues were down due to reduced equity underwriting activity and to the transitional effects of realigning much of the Company's equity capital markets businesses.

     Asset management revenues rose 38% to $65.8 million in 1999 from $47.6 million in 1998, primarily due to increased revenues earned on assets under management. Assets under management grew to $11.1 billion at year end 1999 from $9.1 billion in 1998 as a result of both new money added to the funds and asset appreciation.

     Net interest income was $35.8 million in 1999, up $1.7 million or 5% from $34.1 million in 1998. The increase in net interest income was mainly due to higher average customer margin balances resulting from growth in the Company's retail businesses.

     Compensation and benefits expense was $374.7 million in 1999 compared to $296.3 million in 1998, an increase of $78.4 million or 26% of which $28.7 million was attributable to acquired companies. The remainder of the increase was due to higher production related compensation based on the Company's improved operating results and to costs of recruiting new investment executives. Compensation and benefits as a percentage of net revenues were 66% in 1999 and 65% in 1998.

     Non-compensation related operating expenses were $147.1 million in 1999, an increase of $34.6 million or 31% when compared with $112.5 million in 1998. Included in 1999 operating expenses are costs from acquired companies of $15.5 million which were not included in 1998. Non-compensation related operating expenses as a percentage of net revenues was 26% for 1999 compared with 25% in 1998. Occupancy and equipment expense increased $5.0 million or 21% in 1999 primarily due to additional office space, expansion within the Company's retail business and $2.6 million of costs from acquired companies. Communications expense was $23.0 million in 1999 compared to $19.0 million in 1998, an increase of 21% or $4.0 million of which $2.3 million stems from acquired companies with the remainder mostly related to new retail branches. Brokerage and clearance expense was $22.2 million in 1999, up $6.9 million or 45% (including $2.6 million from acquired companies) compared with $15.4 million in 1998 mainly reflecting additional execution and clearing costs resulting from higher business volumes. Promotional expense increased $4.2 million or 28% (including $1.8 million from acquired companies) to $18.8 million in 1999 from $14.6 million in 1998 due to increased spending on business development, advertising and travel. Other expenses, which include information systems, professional fees, data processing, printing, postage, license/registration fees, and amortization of goodwill, increased $14.6 million (including $6.2 million from acquired companies) to $53.8 million in 1999 from $39.2 million in 1998. This increase partly stems from investments in technology, increased professional fees associated with new hiring and additional goodwill amortization resulting from acquisitions.

     The Company's income tax provisions for 1999 and 1998 were $18.9 million and $18.2 million, respectively. The effective tax rate was 38% for 1999, down from 39% in 1998 primarily due to the increase in tax exempt interest income and a reduction in state tax liability.

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

     The subsidiaries' total assets and short-term liabilities and the individual components thereof may vary significantly from period to period because of changes relating to customer needs and economic and market conditions. The Company's total assets at December 31, 2000 and December 31, 1999 were $798.2 million and $825.5 million, respectively. The Company's operating activities generate cash resulting from net income earned during the period and fluctuations in its current assets and liabilities. The most significant fluctuations have resulted from changes in the level of customer activity and securities inventory changes resulting from proprietary arbitrage trading strategies dictated by prevailing market conditions and the effects of acquired companies.

     In addition to normal operating requirements, capital is required to satisfy financing and regulatory requirements. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated capital needs of the subsidiaries. The excess regulatory net capital of the Company's broker-dealer subsidiaries may fluctuate throughout the year reflecting changes in inventory levels and/or composition, investment banking commitments and balance sheet components. For a description of the Company's net capital requirements, see Note 11 of the audited financial statements contained in Item 8 of this report. Management believes that existing capital, funds provided by operations, the credit arrangements with Wexford and funds available from a revolving credit agreement will be sufficient to finance the operating subsidiaries' ongoing businesses.

     During 1999, the Company amended its $50 million revolving credit agreement (the "Credit Agreement") to increase the total commitments of participating banks to $100 million. At December 31, 2000, the Company had borrowings outstanding of $50 million, the proceeds of which were used to finance the acquisitions of Gibraltar and Hill Thompson Group in 1999. The Credit Agreement matures in November 2003 with all outstanding loans payable at that date.

     The Company maintains, through two subsidiaries, a fixed asset credit facility (the "Fixed Asset Facility") secured by certain of the Company's fixed assets. During 1999, the Company refinanced a portion of the Fixed Asset Facility and secured additional financing which was used to upgrade its computer systems. At December 31, 2000, the Company had borrowings outstanding under the Fixed Asset Facility of $6.3 million, of which $4.7 million is payable in monthly installments until December 2001 and $1.6 million is payable in monthly installments through June 2003. The Company has historically financed capital expenditures through internal cash generation and through the Fixed Asset Facility. For the years ended December 31, 2000, 1999 and 1998, the Company had capital expenditures of approximately $19.5 million, $9.7 million and $5.6 million, respectively, which were funded from operations.

     In September 1998, the Board of Directors approved a stock repurchase program that permitted purchases of up to five percent of the Company's common stock outstanding or approximately one million shares. In April 1999, the Board of Directors authorized the purchase of an additional one million shares. To date, the Company has funded its stock repurchases from internal sources. In September 2000, the Company rescinded its stock repurchase program as part of its acquisition of Branch Cabell & Co. Inc. under the pooling of interests accounting method.

CASH FLOWS

     For the year ended December 31, 2000, cash and cash equivalents decreased $4.8 million. Funds generated from operating activities were $23.4 million. During 2000, the Company invested cash of $19.5 million for fixed asset purchases and leasehold improvements. Cash used in financing activities in 2000 amounted to $8.7 million comprised principally of $5.1 million of repayments of bank borrowings and $7.9 million of dividend payments, partially offset by $4.7 million in proceeds from sale of common stock.

RISK MANAGEMENT

     The Company's primary risk exposures are market risk (particularly equity price and interest rate risk) and credit risk. Market risk refers to the risk that a change in the level of equity prices, interest rates or other factors could result in trading losses. Credit risk refers to the risk that a counterparty to a transaction might fail to perform under its contractual commitment resulting in the Company incurring losses. The Company's risk management focuses on the trading of securities, extension of credit to counterparties and investment banking activities, as well as the extension of credit to retail and institutional customers. The Company monitors its market and credit risks daily through a number of control procedures designed to identify and evaluate the various risks to which it is exposed.

  Market Risk

     The Company's broker-dealer subsidiaries may act as a principal to facilitate customer-related transactions in financial instruments which expose the firm to market risks. They may make markets in equity and debt securities or trade in its own account in arbitrage-related trading activities. Whether acting as principal to facilitate customer transactions or trading in its own account, market risk is monitored very closely.

     Managing market risk exposure includes: limiting firm commitments by position levels both long and short for every product that is traded; limiting the type of trade that can occur in each inventory account; and tactically employing certain hedging techniques that reduce the level of risk taken. Management believes that the risk management practices of the Company's broker-dealer subsidiaries aid in managing the Company's market exposure.

     The Company's broker-dealer subsidiaries manage daily risk exposure in their firm inventory accounts by requiring various levels of management review of these accounts. The primary purpose of risk management is to participate in the establishment of position limits, as well as to monitor both the buy and sell activity in the firm's trading accounts. Position and exposure reports indicating positions by product or trader are prepared, distributed and reviewed each day. These reports enable the Company's broker-dealer subsidiaries to control inventory levels, monitor daily trading results by product, as well as review inventory aging, pricing and concentration.

     In accordance with the Securities and Exchange Commission's risk disclosure requirements, the following table categorizes the Company's interest sensitive instruments (amounts in thousands):

                                                            YEARS TO MATURITY
                                                           PAR / NOTIONAL VALUE
                                                            DECEMBER 31, 2000
                                     ----------------------------------------------------------------
                                                     GREATER       GREATER
                                                       THAN         THAN
                                     1 YR OR LESS   1 TO 5 YRS   5 TO 10 YRS   OVER 10 YRS    TOTAL     FAIR VALUE
                                     ------------   ----------   -----------   -----------   --------   ----------
Assets:
  Rate Sensitive Securities
     U. S. Government and
       Agencies....................     $  550       $27,576       $20,684      $  7,724     $ 56,534    $ 49,367
     State and Municipal
       Obligations.................        740         5,422        17,900       100,270      124,332     124,567
     Corporate Debt................      4,292        12,901        16,678        25,969       59,840      53,359
                                        ------       -------       -------      --------     --------    --------
          Total....................     $5,582       $45,899       $55,262      $133,963     $240,706    $227,293
                                        ======       =======       =======      ========     ========    ========
  Weighted Average Coupon Rates
     U. S. Government and
       Agencies....................       6.06%         6.51%         7.13%         7.63%
     State and Municipal
       Obligations.................       6.05%         5.15%         5.48%         5.50%
     Corporate Debt................       6.03%         6.59%         6.97%         7.12%

                                                          GREATER       GREATER
                                                           THAN          THAN
                                         1 YR OR LESS   1 TO 5 YRS    5 TO 10 YRS   OVER 10 YRS    TOTAL    FAIR VALUE
                                         ------------   -----------   -----------   -----------   -------   ----------
Liabilities:
  Rate Sensitive Securities
     U. S. Government and Agencies.....      $ --         $24,084       $12,672       $   28      $36,784    $39,190
     State and Municipal Obligations...        15              55         2,050        1,835        3,955      2,068
     Corporate Debt....................       294           4,332         4,417          116        9,159     10,245
                                             ----         -------       -------       ------      -------    -------
          Total........................      $309         $28,471       $19,139       $1,979      $49,898    $51,503
                                             ====         =======       =======       ======      =======    =======
  Weighted Average Coupon Rates
     U. S. Government and Agencies.....        --            6.06%         6.10%        5.80%
     State and Municipal Obligations...      6.10%           5.97%         6.20%        5.81%
     Corporate Debt....................      6.78%           6.98%         7.31%        7.07%

                                                         GREATER       GREATER
                                                          THAN          THAN
                                        1 YR OR LESS   1 TO 5 YRS    5 TO 10 YRS   OVER 10 YRS    TOTAL     FAIR VALUE
                                        ------------   -----------   -----------   -----------   --------   ----------
Rate Sensitive Derivative
  Financial Instruments
     Residual interest certificates
       (Pay variable/receive fixed)...     $  --          $  --        $8,150       $118,225     $126,375     $9,886
     Average pay rate.................                                   7.15%          5.68%
     Average receive rate.............                                   8.64%          6.24%
     Interest rate swaps
       (Pays fixed/receive
          variable)...................     $  --          $  --        $8,185       $ 86,730     $ 94,915     $5,998
     Average pay rate.................                                   7.05%          7.25%
     Average receive rate.............                                   6.76%          6.77%

     The preceding table shows the notional value of securities within their maturing time bands. With the exception of the rate sensitive derivative financial instruments, the majority of the Company's holdings are not held until maturity. Typically, fixed income securities are sold within a few days of purchase. Management reviews any position held over thirty days. Additionally, while some securities may have call provisions, the table displays all securities extended out to final maturity date.

     In addition to the financial instruments included in the table, the Company has long-term debt. The Company is exposed to changes in interest rates as a result of its borrowings under its Credit Agreement. The amount of the Company's long-term debt may vary as a result of future business requirements, market conditions and other factors. For a description of the Company's long-term debt, see Note 9 in Item 8 of this report.

     For comparative purposes, December 31, 1999 data is shown in the following table (amounts in thousands):

                                                                YEARS TO MATURITY
                                                               PAR / NOTIONAL VALUE
                                                                DECEMBER 31, 1999
                                         ----------------------------------------------------------------
                                                         GREATER       GREATER
                                                           THAN         THAN
                                         1 YR OR LESS   1 TO 5 YRS   5 TO 10 YRS   OVER 10 YRS    TOTAL     FAIR VALUE
                                         ------------   ----------   -----------   -----------   --------   ----------
Assets:
  Rate Sensitive Securities
     U. S. Government and Agencies.....     $  757       $16,796       $ 8,929      $  4,227     $ 30,709    $ 28,935
     State and Municipal Obligations...      1,280         8,105        25,715        80,900      116,000     116,111
     Corporate Debt....................      2,618        10,735        12,779        29,020       55,152      40,554
                                            ------       -------       -------      --------     --------    --------
          Total........................     $4,655       $35,636       $47,423      $114,147     $201,861    $185,600
                                            ======       =======       =======      ========     ========    ========
  Weighted Average Coupon Rates
     U. S. Government and Agencies.....       6.38%         6.24%         6.41%         7.63%
     State and Municipal Obligations...       5.74%         5.10%         5.20%         5.50%
     Corporate Debt....................       5.93%         7.82%         7.01%         7.12%

                                                      GREATER       GREATER
                                                        THAN         THAN
                                      1 YR OR LESS   1 TO 5 YRS   5 TO 10 YRS   OVER 10 YRS    TOTAL    FAIR VALUE
                                      ------------   ----------   -----------   -----------   -------   ----------
Liabilities:
  Rate Sensitive Securities
     U. S. Government and
       Agencies.....................      $  5        $31,330       $11,934       $   84      $43,353    $42,649
     State and Municipal
       Obligations..................        25            365            70        8,260        8,720      9,139
     Corporate Debt.................       134          3,754         1,551          263        5,702      5,320
                                          ----        -------       -------       ------      -------    -------
          Total.....................      $164        $35,449       $13,555       $8,607      $57,775    $57,108
                                          ====        =======       =======       ======      =======    =======
  Weighted Average Coupon Rates
     U. S. Government and
       Agencies.....................      6.00%          6.00%         6.46%        6.40%
     State and Municipal
       Obligations..................      6.95%          5.83%         5.95%        5.29%
     Corporate Debt.................      6.07%          6.29%         6.97%        6.45%

     During the year, the Company replaced its traditional market risk disclosures (based on the statistical technique known as Value-at-Risk) with the tabular presentation shown above. The change more accurately reflects the tools and techniques utilized by management to assess market exposures.

  Credit Risk

     The Company deals with counterparties or other broker-dealers in conducting business for their clients or for their own accounts. Financing extended to counterparties is provided against collateral through Wexford. The Company reviews counterparties to establish appropriate exposure levels on an account by account basis. Daily credit exposure is managed by monitoring the level of collateral and creditworthiness of counterparties and their related trading limits.

     The Company, through Wexford, extends credit to retail customers. Amounts loaned are limited by the margin regulations of the Board of Governors of the Federal Reserve System and other regulatory authorities and are subject to credit review and daily monitoring by Wexford and the Company.

     Risks associated with investment banking activities are controlled through a capital commitment committee within the Company. The commitment committee reviews every significant proposed investment banking transaction prior to its acceptance by the Company. The capital committee reviews major proposed transactions in order to determine the effect of such transactions on regulatory capital prior to their approval. Only after acceptance by the committee will the commitment to underwrite a specific security be extended to the investment banking client.

     ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is contained in "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Risk Management" and is incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

         AUDITED CONSOLIDATED FINANCIAL STATEMENTS            PAGE
         -----------------------------------------            ----
Report of Independent Auditors..............................   25
Consolidated Statements of Financial Condition -- December
  31, 2000 and 1999.........................................   26
Consolidated Statements of Income -- For the years ended
  December 31, 2000, 1999 and 1998..........................   27
Consolidated Statements of Changes in Stockholders' Equity
  -- For the years ended December 31, 2000, 1999 and 1998...   28
Consolidated Statements of Cash Flows -- For the years ended
  December 31, 2000, 1999 and 1998..........................   29
Notes to Consolidated Financial Statements..................   30

                         REPORT OF INDEPENDENT AUDITORS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
TUCKER ANTHONY SUTRO:

     We have audited the accompanying consolidated statements of financial condition of Tucker Anthony Sutro (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tucker Anthony Sutro at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.

                                            /s/ ERNST & YOUNG, LLP

New York, New York
January 22, 2001

                              TUCKER ANTHONY SUTRO

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2000 AND 1999
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                2000        1999
                                                              --------    --------
                                      ASSETS
Cash and cash equivalents...................................  $ 19,932    $ 24,713
Receivables from brokers and dealers........................   108,524     106,371
Securities purchased under agreements to resell.............    51,391      41,250
Securities owned, at market.................................   344,659     416,518
Fixed assets, net of accumulated depreciation and
  amortization..............................................    35,195      25,223
Deferred income taxes.......................................    14,655      10,936
Goodwill, net of accumulated amortization...................    80,763      87,083
Other receivables...........................................    79,522      64,128
Other assets................................................    63,561      49,284
                                                              --------    --------
          Total assets......................................  $798,202    $825,506
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Payables to brokers and dealers...........................  $ 94,741    $ 88,811
  Securities sold under agreements to repurchase............    19,758      10,983
  Securities sold, not yet purchased, at market.............   127,535     234,134
  Accrued compensation and benefits.........................   106,689      95,843
  Accounts payable and accrued expenses.....................    61,195      56,427
  Notes payable to banks....................................    56,602      61,687
                                                              --------    --------
                                                               466,520     547,885
                                                              --------    --------

Liabilities subordinated to the claims of general
  creditors.................................................       373         373

Stockholders' equity:
  Common stock (60,000,000 shares authorized, 23,931,638 and
     22,628,384 shares issued in 2000 and 1999,
     respectively, $.01 par value)..........................       239         226
  Additional paid-in capital................................   226,318     209,941
  Retained earnings.........................................   104,778      67,392
  Treasury stock (1,688 and 21,967 shares in 2000 and 1999,
     respectively, at cost).................................       (26)       (311)
                                                              --------    --------
          Total stockholders' equity........................   331,309     277,248
                                                              --------    --------
          Total liabilities and stockholders' equity........  $798,202    $825,506
                                                              ========    ========

                See Notes to Consolidated Financial Statements.

                              TUCKER ANTHONY SUTRO

                       CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Revenues
     Commissions...........................................  $301,100    $241,420    $189,244
     Principal transactions................................   220,574     142,669      90,760
     Investment banking....................................    87,034      72,893      82,638
     Asset management......................................    84,833      65,832      47,593
     Net interest income (including interest expense of
       $75,070 in 2000, $38,169 in 1999 and $27,345 in
       1998)...............................................    49,406      35,759      34,089
     Other.................................................    14,898      13,392      10,533
                                                             --------    --------    --------
          Net revenues.....................................   757,845     571,965     454,857
Non-interest expenses
     Compensation and benefits.............................   492,707     374,703     296,280
     Occupancy and equipment...............................    33,718      29,334      24,329
     Communications........................................    27,041      22,997      18,953
     Brokerage and clearance...............................    28,757      22,246      15,386
     Promotional...........................................    23,755      18,772      14,646
     Other.................................................    72,840      53,759      39,161
                                                             --------    --------    --------
          Total expenses...................................   678,818     521,811     408,755
Income before income taxes.................................    79,027      50,154      46,102
Income taxes...............................................    31,541      18,868      18,183
                                                             --------    --------    --------
Net income before extraordinary item.......................    47,486      31,286      27,919
Extraordinary item (net of tax of $922)....................        --          --      (1,276)
                                                             --------    --------    --------
Net income after extraordinary item........................  $ 47,486    $ 31,286    $ 26,643
                                                             ========    ========    ========
Net income per share:
     Basic before extraordinary item.......................  $   2.04    $   1.50    $   1.43
                                                             ========    ========    ========
     Basic after extraordinary item........................  $   2.04    $   1.50    $   1.36
                                                             ========    ========    ========
     Diluted before extraordinary item.....................  $   1.94    $   1.43    $   1.36
                                                             ========    ========    ========
     Diluted after extraordinary item......................  $   1.94    $   1.43    $   1.30
                                                             ========    ========    ========

Cash dividends declared per share..........................  $   0.23    $   0.19    $   0.08
Weighted-average common shares outstanding:
     Basic.................................................    23,297      20,925      19,521
     Diluted...............................................    24,456      21,827      20,525

                See Notes to Consolidated Financial Statements.

                              TUCKER ANTHONY SUTRO

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                        COMMON STOCK
                                   -----------------------   ADDITIONAL
                                   OUTSTANDING                PAID-IN     RETAINED   SUBSCRIBED   TREASURY
                                     SHARES      PAR VALUE    CAPITAL     EARNINGS     STOCK       STOCK      TOTAL
                                   -----------   ---------   ----------   --------   ----------   --------   --------
Balance at December 31, 1997 as
  previously reported............    14,704        $147       $ 83,654    $ 19,438     $(913)     $     --   $102,326
Adjustment for pooling of
  interests......................       855           9          2,493         832        --            --      3,334
                                     ------        ----       --------    --------     -----      --------   --------
Balance at December 31, 1997 as
  restated.......................    15,559         156         86,147      20,270      (913)           --    105,660
                                     ------        ----       --------    --------     -----      --------   --------
Sale of common stock.............       110           1          1,423          --        --            --      1,424
Issuance of subscribed stock.....       136           1             --          --       913            --        914
Initial public offering..........     4,200          42         75,699          --        --            --     75,741
Shares issued to acquire
  companies......................       876           9         19,932          --        --            --     19,941
Stock options exercised..........       129           1            687          --        --            --        688
Income tax benefit associated
  with stock options.............        --          --            397          --        --            --        397
Net income.......................        --          --             --      26,643        --            --     26,643
Dividends declared...............        --          --             --      (2,618)       --            --     (2,618)
Acquisition and retirement of
  treasury stock.................       (76)         --           (201)        (30)       --        (1,172)    (1,403)
                                     ------        ----       --------    --------     -----      --------   --------
Balance at December 31, 1998.....    20,934         210        184,084      44,265        --        (1,172)   227,387
                                     ------        ----       --------    --------     -----      --------   --------
Sale of common stock.............        29          --          1,155          --        --            --      1,155
Shares issued to acquire
  companies......................     2,812          14         23,576      (2,120)       --        21,601     43,071
Stock options exercised..........       161           2            884          --        --            --        886
Income tax benefit associated
  with stock options.............        --          --            528          --        --            --        528
Net income.......................        --          --             --      31,286        --            --     31,286
Dividends declared...............        --          --             --      (4,983)       --            --     (4,983)
Acquisition and retirement of
  treasury stock.................    (1,778)         --           (286)        (85)       --       (27,726)   (28,097)
Reissuance of treasury shares
  primarily for employee benefit
  and incentive plans............       449          --             --        (971)       --         6,986      6,015
                                     ------        ----       --------    --------     -----      --------   --------
Balance at December 31, 1999.....    22,607         226        209,941      67,392        --          (311)   227,248
                                     ------        ----       --------    --------     -----      --------   --------
Sale of common stock.............       642           7          9,172          --        --            --      9,179
Shares issued to acquired
  companies......................       245           2          3,721          --        --            --      3,723
Issuance of restricted stock
  (net)..........................       336           3          1,350          --        --            --      1,353
Stock options exercised..........       145           2            776          --        --            --        778
Income tax benefit associated
  with stock options and
  restricted stock grants........        --          --          1,176          --        --            --      1,176
Net income.......................        --          --             --      47,486        --            --     47,486
Dividends declared...............        --          --             --      (7,885)       --            --     (7,885)
Reissuance of treasury stock.....        20          --             --        (285)       --           285         --
Retirement of stock..............       (65)         (1)        (1,615)       (133)       --            --     (1,749)
Capitalization of undistributed
  earnings of Subchapter S
  corporation....................        --          --          1,797      (1,797)       --            --         --
                                     ------        ----       --------    --------     -----      --------   --------
Balance at December 31, 2000.....    23,930        $239       $226,318    $104,778     $  --      $    (26)  $331,309
                                     ======        ====       ========    ========     =====      ========   ========

                See Notes to Consolidated Financial Statements.

                              TUCKER ANTHONY SUTRO

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             2000         1999        1998
                                                           ---------    --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................  $  47,486    $ 31,286    $  26,643
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization.......................     39,076      25,002       13,952
     Deferred income taxes...............................     (3,719)       (459)      (1,214)
     Non-cash compensation...............................        164         164          632
     Loss on sale of fixed assets........................         --          13           12
     Extraordinary item; write off of capitalized debt
       costs.............................................         --          --        2,198
Changes in assets and liabilities, net of effects of
  acquisitions:
  (Increase) decrease in operating assets:
     Receivables from brokers and dealers................     (2,132)     (3,423)      (9,343)
     Securities purchased under agreements to resell.....    (10,141)     78,811       (5,022)
     Securities owned....................................     71,857     (96,490)     175,553
     Other receivables...................................    (11,327)    (23,106)     (12,305)
     Other assets........................................    (38,627)    (13,959)      (9,378)
  Increase (decrease) in operating liabilities:
     Payables to brokers and dealers.....................      5,930     (35,566)      26,244
     Securities sold under agreements to repurchase......      8,775     (17,599)      28,582
     Securities sold, not yet purchased..................   (106,600)    104,063     (233,485)
     Accrued compensation and benefits...................     15,775       9,882       12,784
     Accounts payable and accrued expenses...............      6,920        (970)       1,327
                                                           ---------    --------    ---------
Net cash provided by operating activities................     23,437      57,649       17,180
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets................................    (19,534)     (9,682)      (5,641)
Proceeds from sale of fixed assets.......................         --          --           59
Acquisitions, net of cash acquired.......................         --     (52,495)      (3,072)
                                                           ---------    --------    ---------
Net cash used in investing activities....................    (19,534)    (62,177)      (8,654)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net..................      4,693       1,861        2,392
Proceeds from initial public offering, net...............         --          --       75,741
Purchases and retirement of treasury stock, net..........       (402)    (22,082)      (1,403)
Payment of dividends.....................................     (7,890)     (4,983)      (2,618)
Proceeds from (repayments of) bank borrowings, net.......     (5,085)     43,138      (84,280)
                                                           ---------    --------    ---------
Net cash provided by (used in) financing activities......     (8,684)     17,934      (10,168)
Increase (decrease) in cash and cash equivalents.........     (4,781)     13,406       (1,642)
Cash and cash equivalents, beginning of year.............     24,713      11,307       12,949
                                                           ---------    --------    ---------
Cash and cash equivalents, end of year...................  $  19,932    $ 24,713    $  11,307
                                                           =========    ========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
     Income taxes........................................  $  36,266    $ 17,303    $  11,641
     Interest............................................  $  71,609    $ 37,846    $  26,910

                See Notes to Consolidated Financial Statements.

                              TUCKER ANTHONY SUTRO

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     Tucker Anthony Sutro (formerly Freedom Securities Corporation) is a holding company which together with its wholly-owned subsidiaries (collectively, the "Company") is a full-service retail brokerage, asset management and investment banking firm. The Company is engaged primarily in the retail and institutional brokerage business including corporate finance and underwriting services. The consolidated financial statements include the accounts of the Company including its primary operating subsidiaries:

     - Tucker Anthony Incorporated ("Tucker Anthony"), headquartered in Boston, is a brokerage and investment banking firm. Tucker Anthony's divisions include Tucker Anthony Capital Markets ("TACM"), an investment banking and institutional brokerage firm; Gibraltar Securities Co. ("Gibraltar"), a New Jersey-based brokerage and investment advisory firm acquired by the Company in the third quarter of 1999; and Tucker Anthony MidAtlantic Division ("TA MidAtlantic"), formerly Hopper Soliday & Co., Inc. ("Hopper Soliday"), a Pennsylvania-based municipal finance and underwriting brokerage firm acquired by the Company in the first quarter of 1999.

     - Sutro & Co. Incorporated ("Sutro"), headquartered in San Francisco, is a West Coast regional brokerage and investment banking firm.

     - Hill, Thompson, Magid LP ("Hill Thompson"), based in New Jersey, is a wholesale over-the-counter trading firm.

     - Branch Cabell & Co. Inc. ("Branch Cabell"), headquartered in Richmond, Virginia, is a regional brokerage and investment firm.

     - Freedom Capital Management Corporation ("Freedom Capital") is a Boston-based asset management firm.

     Tucker Anthony, Sutro, Cleary Gull Investment Management Services, Inc. ("Cleary Gull IMS") and Branch Cabell clear their securities transactions on a fully disclosed basis through Wexford Clearing Services Corporation ("Wexford"), a guaranteed wholly-owned subsidiary of Prudential Securities Incorporated ("Prudential"). Hill Thompson clears all proprietary securities transactions on a self-clearing basis and substantially all customer transactions through Schroder & Co. Inc. on a fully disclosed basis.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Pooling of Interests

     On October 2, 2000, the Company acquired Branch Cabell in a transaction that was accounted for as a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if the Company and Branch Cabell had always been combined. The Company's shareholders' equity data reflects the accounts of the Company as if the common stock had been issued during all of the periods presented. The separate results of operations for the Company and Branch Cabell during the periods

                              TUCKER ANTHONY SUTRO
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

preceding the acquisition that are included in the Company's Consolidated Statements of Income are as follows (amounts in thousands):

                                               NINE MONTHS ENDED     YEARS ENDED DECEMBER 31,
                                               SEPTEMBER 30, 2000    ------------------------
                                                  (UNAUDITED)           1999          1998
                                               ------------------    ----------    ----------
Net Revenues:
  Tucker Anthony Sutro.......................       $574,486          $552,524      $438,914
  Branch Cabell..............................         18,718            19,441        15,943
                                                    --------          --------      --------
     Combined................................       $593,204          $571,965      $454,857
                                                    ========          ========      ========
Net income before extraordinary item:
  Tucker Anthony Sutro.......................       $ 40,134          $ 29,117      $ 26,411
  Branch Cabell..............................          2,364             2,169         1,508
                                                    --------          --------      --------
     Combined................................       $ 42,498          $ 31,286      $ 27,919
                                                    ========          ========      ========
Net income after extraordinary item:
  Tucker Anthony Sutro.......................       $ 40,134          $ 29,117      $ 25,135
  Branch Cabell..............................          2,364             2,169         1,508
                                                    --------          --------      --------
     Combined................................       $ 42,498          $ 31,286      $ 26,643
                                                    ========          ========      ========

  Principles of Consolidation

     All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates. Certain prior period amounts have been reclassified to conform with the current period's financial statement presentation.

  Securities Transactions

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

                              TUCKER ANTHONY SUTRO
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

  Fixed Assets

     Furniture and fixtures are depreciated on a straight-line basis over their estimated useful lives, generally three to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the economic useful lives of the improvements or the terms of the respective leases. Fixed assets are stated at cost net of accumulated depreciation and amortization of $16.4 million and $10.1 million at December 31, 2000 and 1999, respectively.

  Intangibles

     Goodwill is stated at cost net of accumulated amortization and is amortized on a straight-line basis over fifteen years. The accumulated amortization of intangibles totaled $15.1 million and $8.6 million at December 31, 2000 and 1999, respectively.

  Stock Based Compensation

     The Company accounts for its stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense related to stock option grants issued at market value. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to recognize compensation expense for grants of stock and stock options based on the fair value of those instruments. The Company has elected, as permitted by SFAS No. 123, to adopt the disclosure requirement of SFAS No. 123 and to continue to account for stock-based compensation under APB Opinion No. 25.

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

                              TUCKER ANTHONY SUTRO
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) No. 137, which amended the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1999. SFAS No. 138, which also amended SFAS No. 133, was issued in June 2000. The Company is required to adopt SFAS No. 133 by January 1, 2001. This statement establishes accounting and reporting standards requiring that all derivative instruments are recorded on the balance sheet as either an asset or a liability, measured at its fair value. The statement requires that changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met and such hedge accounting treatment is elected. The adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations, earnings per share or cash flows.

     SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125, was issued in September 2000. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company has adopted SFAS No. 140 as of December 31, 2000 for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral. The Company is required to adopt SFAS No. 140 by the second quarter of 2001 for transfers and servicing of financial assets and extinguishments of liabilities. The adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations, earnings per share or cash flows.

3.  INITIAL PUBLIC OFFERING

     On April 2, 1998, the Company completed its initial public offering of 7.4 million shares plus an over-allotment of 1.1 million shares (the "Offering"), including 4.2 million shares of $.01 par value common stock sold by the Company. The Offering raised approximately $75.7 million for the Company after deducting underwriting discounts, commissions and expenses. The Company used the proceeds and available cash to repay $77.5 million of existing debt (See Note 9). Also, the Company wrote-off related debt issuance costs which resulted in an after-tax extraordinary item of $1.2 million in the consolidated statement of income for the year ended December 31, 1998.

4.  ACQUISITIONS

  Branch Cabell

     On October 2, 2000, the Company acquired Branch Cabell, a Richmond, Virginia based regional brokerage and investment firm, in an all-stock transaction valued at approximately $19.6 million. In connection with the acquisition, the Company entered into employment agreements with certain employees of Branch Cabell and established a retention program totaling approximately $4.5 million. Branch Cabell will ultimately operate as a division of Tucker Anthony Incorporated and within the Company's broker-dealer segment. The transaction was accounted for as a pooling of interests.

  Hopper Soliday (renamed TA MidAtlantic)

     On January 19, 1999, the Company acquired certain assets and liabilities of Hopper Soliday, renamed TA MidAtlantic, and transferred them to Tucker Anthony. TA MidAtlantic is an investment and municipal banking operation based in Pennsylvania and its results are included in the consolidated financial statements from the date of acquisition. The purchase price was $9.0 million paid in cash and the acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired, which was recorded as goodwill, was $1.5 million and is being amortized over 15 years using the straight-line method of amortization. In addition, the Company agreed to make certain incentive and retention payments with a total value of $2.0 million.

                              TUCKER ANTHONY SUTRO
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Charter

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

  Gibraltar

     On September 1, 1999, the Company acquired Gibraltar Securities, Inc., a regional brokerage and investment advisory service firm based in New Jersey. The acquisition was accounted for using the purchase method of accounting and the consolidated financial statements include Gibraltar's results from the acquisition date. The purchase price was $40.6 million which included 1,380,626 shares of the Company's common stock, valued at $19.5 million, and $19.6 million in cash. In addition, stock options to purchase shares of Gibraltar common stock were converted into options with a net value of $1.5 million to purchase shares of the Company's common stock. The excess of the purchase price over the estimated fair value of net assets acquired, which was recorded as goodwill, was $26.5 million and is being amortized over 15 years using the straight-line method of amortization. In addition, the Company agreed to make certain retention payments over a four year period with a total value of $6.75 million.

  Hill Thompson

     On October 29, 1999, the Company acquired The Hill Thompson Group, Ltd. ("Hill Thompson Group"), including its primary operating subsidiary Hill Thompson, a New Jersey-based wholesale over-the-counter trading firm. The acquisition was accounted for using the purchase method of accounting and the consolidated financial statements include the results of Hill Thompson Group from the date of acquisition. The purchase price was $47.3 million which includes 1,295,895 shares of the Company's common stock valued at $19.4 million and $27.9 million in cash. The excess of the purchase price over the estimated fair value of net assets acquired, which was recorded as goodwill, was $25.7 million and is being amortized over 15 years using the straight-line method of amortization. Additionally, the Company agreed to issue 666,667 shares of the Company's common stock valued at $10 million to retain Hill Thompson employees. These shares will be issued over a four year period beginning one year from the date of the acquisition.

  Cleary Gull

     On May 1, 1998, the Company completed its acquisition of Cleary Gull Reiland & McDevitt Inc. ("Cleary Gull"), a privately held, investment banking, institutional brokerage and investment advisory firm headquartered in Milwaukee, Wisconsin. The acquisition was accounted for under the purchase method of accounting and the consolidated financial statements include the results of Cleary Gull's operations from the date of acquisition. The purchase price was $24.7 million which included 875,910 shares of the Company's common stock (a portion of which is subject to a four year vesting period) valued at $17.4 million and $4.6 million in cash. In addition, stock options to purchase shares of Cleary Gull common stock with a value of $2.7 million were converted into options to purchase shares of the Company's common stock. The excess of the purchase price over the estimated fair value of net assets acquired, which was recorded as goodwill, was $12.5 million and is being amortized over 15 years using the straight-line method of amortization. The Company also granted options to Cleary Gull employees to purchase an additional 239,250 shares of the

                              TUCKER ANTHONY SUTRO
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company's common stock, and in October 1998 canceled these options and re-issued options to purchase 242,910 shares with an exercise price of $13.00 per share.

     During 1999 the investment banking, equity research and institutional brokerage activities of Cleary Gull and Tucker Anthony were combined to form Tucker Anthony Capital Markets. Early in 2001, the Company combined Sutro's equity research and banking businesses with TACM to form Tucker Anthony Sutro Capital Markets ("TASCM"), a division of Tucker Anthony. The remaining business of Cleary Gull, now Cleary Gull IMS, is primarily investment management services provided to institutional accounts and high net worth individuals.

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

     Amounts receivable from and payable to brokers and dealers consist of the following (amounts in thousands):

                                                         DECEMBER 31,
                                                     --------------------
                                                       2000        1999
                                                     --------    --------
Receivables from brokers and dealers:
     Receivable from Prudential....................  $ 69,395    $ 63,676
     Unsettled proprietary trades, net.............    17,439      28,332
     Receivables from other brokers and dealers....    21,690      14,363
                                                     --------    --------
                                                     $108,524    $106,371
                                                     ========    ========
Payables to brokers and dealers:
     Payable to Wexford............................  $ 27,250    $ 28,204
     Payable to custodian..........................    66,428      60,166
     Payables to other brokers and dealers.........     1,063         441
                                                     --------    --------
                                                     $ 94,741    $ 88,811
                                                     ========    ========

6.  TRANSACTIONS WITH CUSTOMERS

     For transactions in which the Company, through Wexford, extends credit to customers, the Company seeks to control the risks associated with these activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company and Wexford monitor required margin levels daily and, pursuant to such guidelines, require customers to deposit additional collateral or reduce the amount of credit extended when necessary.

     The Company has agreed to indemnify Wexford for losses that it may sustain in connection with customer accounts introduced by the Company. At December 31, 2000 there were no amounts known to the Company to be indemnified to Wexford for these customer accounts.

                              TUCKER ANTHONY SUTRO
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     In the normal course of business, the Company obtains securities under resale agreements on terms which permit it to repledge or resell the securities to others. At December 31, 2000, the Company obtained approximately $51 million of securities on such terms, substantially all of which have been either pledged or otherwise transferred to others in connection with the Company's financing activities or to satisfy its commitments under proprietary short sales.

8.  SECURITIES

     Securities owned and securities sold, not yet purchased are recorded at market value and consist of the following (amounts in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Securities Owned:
     Obligations of the U.S. government and agencies........  $ 49,367    $ 28,935
     State and municipal obligations........................   124,567     116,111
     Corporate debt.........................................    53,359      40,554
     Corporate equities.....................................   117,366     230,918
                                                              --------    --------
                                                              $344,659    $416,518
                                                              ========    ========
Securities Sold, Not Yet Purchased:
     Obligations of the U.S. government and agencies........  $ 39,190    $ 42,649
     State and municipal obligations........................     2,068       9,139
     Corporate debt.........................................    10,245       5,320
     Corporate equities.....................................    76,032     177,026
                                                              --------    --------
                                                              $127,535    $234,134
                                                              ========    ========

     All securities owned are pledged to either repurchase counterparties or the clearing broker on terms which permit those parties to sell or repledge the securities to others subject to certain limitations.

9.  NOTES PAYABLE TO BANKS

     Included in notes payable to banks are the Company's borrowings for fixed asset financing of approximately $6.3 million and $11.3 million at December 31, 2000 and 1999, respectively. Of the total borrowings, $4.7 million bears interest at 8.02% annually and is payable in equal monthly installments through December 2001. During 1999, the Company refinanced a portion of its debt outstanding under its Fixed Asset Facility. As a result, the remainder of the fixed asset borrowings outstanding of $1.6 million bears interest at 5.00% annually and is payable in equal monthly installments through June 2003. These notes are collateralized by furniture, fixtures and leasehold improvements.

     The Company maintains a revolving agreement (the "Credit Agreement") whereby participating banks have made commitments totaling $100 million. At December 31, 2000, the Company had borrowings outstanding of $50.0 million at interest rates ranging from 1% to 1.45% above the federal funds rate. In

                              TUCKER ANTHONY SUTRO
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

addition, the Company must pay a commitment fee of 0.20% on the unused available credit. The Credit Agreement matures in November 2003 with all outstanding notes payable at that date. The Company must comply with certain financial covenants under the Credit Agreement and was in compliance with such covenants at December 31, 2000. The Credit Agreement also restricts dividend payments that can be made by the Company. In accordance with provisions of the Credit Agreement, several of the Company's subsidiaries have executed agreements to guarantee the borrowings of the Company to the benefit of participating banks.

     Prior to August 1998, the Company maintained a revolving credit agreement with certain participating banks and at December 31, 1997 had $80 million in borrowings outstanding. On April 7, 1998, the $77.5 million balance then outstanding under this revolving credit agreement was repaid in full with the Company's net proceeds from the Offering and available cash.

     The aggregate amount of principal repayment requirements on notes payable at December 31, 2000 is as follows by year (amounts in thousands):

YEAR
----
2001........................................................  $ 5,426
2002........................................................      766
2003........................................................   50,410
                                                              -------
Total.......................................................  $56,602
                                                              =======

10.  INCOME TAXES

     The components of income tax expense (benefit) are as follows (amounts in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
Federal:
     Current................................................  $25,977    $14,260    $13,358
     Deferred...............................................   (1,534)      (348)      (575)
State:
     Current................................................    7,631      5,067      5,847
     Deferred...............................................     (533)      (111)      (447)
                                                              -------    -------    -------
                                                              $31,541    $18,868    $18,183
                                                              =======    =======    =======

     The effective income tax rate differs from the amount computed by applying the Federal statutory income tax rate as follows (amounts in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
Federal statutory income tax................................  $26,832    $16,795    $15,608
State and local income taxes, net of federal tax benefits...    4,614      3,222      3,510
Tax exempt interest, net....................................   (1,958)    (1,244)      (702)
Other, net..................................................    2,053         95       (233)
                                                              -------    -------    -------
Effective income tax........................................  $31,541    $18,868    $18,183
                                                              =======    =======    =======

                              TUCKER ANTHONY SUTRO
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The temporary differences which created deferred tax assets and liabilities are as follows (amounts in thousands):

                                                               DECEMBER 31,
                                                            ------------------
                                                             2000       1999
                                                            -------    -------
Deferred tax assets:
     Deferred compensation................................  $ 6,781    $ 4,918
     Reserves.............................................    5,097      3,645
     Other................................................    5,270      3,796
                                                            -------    -------
          Total deferred tax assets.......................   17,148     12,359
                                                            -------    -------
Deferred tax liabilities:
     Deferred rent........................................    1,275        971
     Other................................................    1,218        452
                                                            -------    -------
          Total deferred tax liabilities..................    2,493      1,423
                                                            -------    -------
Net deferred tax asset....................................  $14,655    $10,936
                                                            =======    =======

     The Company has determined that a valuation allowance for the deferred tax asset is not required since it is likely that the deferred tax asset will be realized primarily through future reversals of existing taxable temporary differences.

     As described in Note 2, effective October 2, 2000 the Company merged with Branch Cabell in a transaction accounted for as pooling of interests. Until the merger, Branch Cabell was taxed as a Subchapter S corporation. In general, the income or loss of a Subchapter S corporation is passed through to its stockholders rather than being subjected to taxes at the corporate level. Pro forma net income presented below reflects a provision for income taxes on a pro forma basis for all periods presented as if Branch Cabell was liable for Federal and State income taxes as a taxable corporate entity (amounts in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
Income before income taxes..................................  $79,027    $50,154    $46,102
Pro forma income tax expense................................   32,449     19,698     18,757
                                                              -------    -------    -------
Pro forma net income before extraordinary item..............  $46,578    $30,456    $27,345
                                                              =======    =======    =======

11.  NET CAPITAL REQUIREMENTS

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

     Tucker Anthony is a registered broker and dealer. At December 31, 2000, Tucker Anthony had net capital of approximately $44.8 million which was $43.8 million in excess of the $1.0 million amount required to be maintained at that date.

     Sutro is a registered broker and dealer. At December 31, 2000, Sutro had net capital of approximately $14.9 million which was $13.9 million in excess of the $1.0 million amount required to be maintained at that date.

                              TUCKER ANTHONY SUTRO
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Cleary Gull IMS is a registered broker and dealer. At December 31, 2000, Cleary Gull IMS had net capital of approximately $0.4 million which was $0.1 million in excess of the $0.25 million amount required to be maintained at that date.

     Hill Thompson is a registered broker and dealer. At December 31, 2000, Hill Thompson had net capital of approximately $18.5 million which was $17.5 million in excess of the $1.0 million amount required to be maintained at that date. In addition, at December 31, 2000, Hill Thompson had $0.2 million in cash segregated in a special reserve bank account for the exclusive benefit of customers pursuant to the reserve formula requirements of Rule 15c3-3.

     Freedom Trust Company ("FTC") is a subsidiary of Freedom Capital and is a limited purpose trust company. Pursuant to state regulations, FTC is required to meet and maintain certain capital ratios and minimums. At December 31, 2000, FTC's regulatory capital, as defined, was $1.5 million and FTC was in compliance with all such requirements.

     Branch Cabell is a registered broker and dealer. At December 31, 2000, Branch Cabell had net capital of approximately $3.4 million which was $3.1 million in excess of the $0.25 million amount required to be maintained at that date.

     Under the clearing arrangement with Wexford, Tucker Anthony, Sutro, Cleary Gull IMS and Branch Cabell are required to maintain certain minimum levels of net capital and comply with other financial ratio requirements. At December 31, 2000, Tucker Anthony, Sutro, Cleary Gull IMS and Branch Cabell were in compliance with all such requirements.

12.  COMMITMENTS AND CONTINGENCIES

     The Company leases office space and various types of equipment under noncancelable leases generally varying from one to ten years, with certain renewal options for like terms. Occupancy and equipment expense includes net rentals of $25.4 million, $21.7 million and $18.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     At December 31, 2000, the Company's future minimum rental commitments based upon original terms (including escalation provisions) under noncancelable leases which have an initial or remaining term of one year or more are as follows (amounts in thousands):

YEAR
----
2001........................................................  $ 23,581
2002........................................................    23,168
2003........................................................    21,713
2004........................................................    20,813
2005........................................................    19,060
Thereafter..................................................    26,279
                                                              --------
          Sub-total.........................................   134,614
Less aggregate sublease income..............................    (3,384)
                                                              --------
                                                              $131,230
                                                              ========

     The Company is a defendant or co-defendant in legal actions primarily relating to its broker-dealer activities. It is the opinion of management, after consultation with legal counsel, that the resolution of these legal actions will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

     The Company has outstanding underwriting agreements and when-issued contracts which commit it to purchase securities at specified future dates and prices. The Company presells such issues to manage risk

                              TUCKER ANTHONY SUTRO
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

exposure related to these off-balance sheet commitments. Transactions which were open at December 31, 2000 have subsequently settled and had no material effect on the consolidated statements of income or financial condition.

13.  BENEFITS

     Certain subsidiaries of the Company have 401(k) and qualified profit-sharing plans which cover substantially all of their full-time employees. The plans include employee contributions and matching contributions by the Company subject to certain limitations. In addition, a subsidiary may contribute additional amounts to its plans, at its discretion, based upon its profits for the year.

     The aggregate contributions to these plans for the years ended December 31, 2000, 1999 and 1998 were $6.3 million, $5.5 million and $5.2 million, respectively.

     Freedom Capital has a noncontributory defined benefit pension plan covering substantially all of its employees. Effective August 1, 1997, the plan was amended to provide that no new pension benefits would accrue and no new participants would be admitted after August 1, 1997. Amounts related to the plan are not material to the consolidated financial statements.

     Compensation costs recognized for common stock and stock options issued to employees during 2000, 1999 and 1998 were $3.8 million, $0.2 million and $0.6 million, respectively.

14.  FINANCIAL INSTRUMENTS

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

     The fair value of the fixed asset financing, estimated using the Company's incremental borrowing rate, approximated its carrying value at December 31, 2000 and 1999. The carrying value of the Company's debt under the Credit Agreement at December 31, 2000 approximated its fair value.

     In the normal course of business, the Company may enter into transactions in financial instruments to manage its exposure to market risks. At December 31, 2000 and 1999, the Company had equity options outstanding approximating $14.4 million and $13.2 million, respectively (notional amounts). The notional amounts are not reflected on the consolidated statements of financial condition and are indicative only of the volume of activity at December 31, 2000 and 1999. They do not represent amounts subject to market risks, and in many cases, limit the Company's overall exposure to market losses by hedging other on-balance sheet and off-balance sheet transactions. The volume of activity in these contracts was not significant during the years ended December 31, 2000, 1999 and 1998.

     During 2000, the Company established a Tender Option Bond ("TOB") program which involves the deposit of fixed rate municipal bonds into a series of bankruptcy remote Trusts. The Trusts issue two classes of certificates, Floating Trust Certificates ("FTC") which are sold to third party investors and Residual Trust Certificates ("RTC"), which are retained by the Company. Generally, the FTCs represent between 95 percent and 99 percent of the principal amount of the municipal bonds deposited in the Trusts. The FTCs and RTCs are ranked pari-passu in the event of default of the underlying bonds. The term of the FTCs is the same as the underlying bonds with the holders entitled to the return of principal as repaid on the underlying bonds (on a pro-rata basis with the RTCs) at the end of the term plus a variable interest rate, which resets frequently. The holders of the FTCs also have an option to tender the certificates to a third party liquidity

                              TUCKER ANTHONY SUTRO
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

provider on each interest-reset date. Under a separate agreement, the Company has agreed to reimburse the liquidity provider for any costs or losses it may sustain as a result of its repurchase and resale of FTCs.

     During 2000, the Company transferred six municipal bond issues into the TOB program with a total par value of $128.9 million and recognized net pre-tax unrealized gains of $4.0 million ($10.0 million unrealized gain on RTC investments less $6.0 million unrealized loss on related swap hedges). In addition, for the year ended December 31, 2000, the Company recognized net interest income of $0.2 million ($0.3 million interest income from RTC investments less $0.1 million interest expense on related swap hedges).

     The Company utilizes a discounted expected cash flow valuation model to mark the RTC investments and swap hedges to market. The model takes into consideration time value and volatility factors underlying the cash flows.

     At December 31, 2000, the key economic assumptions used in determining the fair value of the RTC investments and related swap hedges include the following:

Weighted Average Life................  12 years
Expected Credit/Liquidity Losses.....  None
Discount Factor (applied to both RTC
  and swap cash flows)...............  10%(a)
Variable Returns to Floating Trust
  Certificate Holders................  Weekly BMA Municipal Swap Index
Variable Receive Rate on Swap
  Hedge..............................  Three month LIBOR

---------------
(a) The discount factor is based on three elements: (1) market yields on similar assets, (2) the taxability of expected cash flows, and (3) the risk associated with the TOB program. The Company regularly monitors market conditions and adjusts the discount factor if necessary.

     At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of the RTC investments and related swap hedges to immediate changes in those assumptions are as follows (amounts in thousands):

              SHIFT IN LIBOR FORWARD RATES/MUNICIPAL FORWARD RATES

                                                    CHANGE IN RTC    CHANGE IN SWAP    NET CHANGE IN
                                                     FAIR VALUE        FAIR VALUE       FAIR VALUE
                                                    -------------    --------------    -------------
Impact on fair value of 10% increase in rates.....     $(2,017)         $ 4,660           $ 2,643
Impact on fair value of 20% increase in rates.....     $(5,178)         $ 9,320           $ 4,142
Impact on fair value of 10% decrease in rates.....     $ 4,304          $(4,660)          $  (356)
Impact on fair value of 20% decrease in rates.....     $ 7,465          $(9,320)          $(1,855)

                      CHANGE IN MUNICIPAL/LIBOR SWAP RATIO

                                                    CHANGE IN RTC    CHANGE IN SWAP    NET CHANGE IN
                                                     FAIR VALUE        FAIR VALUE       FAIR VALUE
                                                    -------------    --------------    -------------
Impact on fair value of 5% increase in ratio......      $(382)          $(1,069)          $(1,451)
Impact on fair value of 10% increase in ratio.....      $(765)          $(2,040)          $(2,805)

     A 17% increase in the Municipal/LIBOR Swap Ratio represents the maximum change from the mean ratio since January 1990. The ratio has not exceeded 84% since January 1990. A shift in the current ratio by 20% would have resulted in a new ratio of 86.40% and a net loss of $5.3 million, which falls outside of a 99% confidence interval.

                              TUCKER ANTHONY SUTRO
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                           CHANGE IN DISCOUNT FACTOR

                                                    CHANGE IN RTC    CHANGE IN SWAP    NET CHANGE IN
                                                     FAIR VALUE        FAIR VALUE       FAIR VALUE
                                                    -------------    --------------    -------------
Impact on fair value of 10% increase in discount
  factor..........................................      $(257)            $ 99             $(158)
Impact on fair value of 20% increase in discount
  factor..........................................      $(520)            $213             $(307)

     At December 31, 2000, the weighted average life used in the Company's fair value estimate of RTC investments and related swap hedges is based on the lesser of the underlying municipal bond's call date, if applicable, or stated maturity. The management of the Company does not believe that an earlier termination date is likely.

     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on various percentage assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, in these tables, the effect of a variation in a particular assumption on the fair value of the RTC investments and related swap hedges is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities.

15.  EARNINGS PER COMMON SHARE

     The Company computes its earnings per share in accordance with SFAS No. 128, "Earnings Per Share." The following table sets forth the computation for basic and diluted earnings per share (amounts in thousands, except per share amounts):

                                              YEAR ENDED            YEAR ENDED            YEAR ENDED
                                           DECEMBER 31, 2000     DECEMBER 31, 1999     DECEMBER 31, 1998
                                           -----------------     -----------------     -----------------
                                            BASIC    DILUTED      BASIC    DILUTED      BASIC    DILUTED
                                            -----    -------      -----    -------      -----    -------
Numerator:
     Net income before extraordinary
       item..............................  $47,486   $47,486     $31,286   $31,286     $27,919   $27,919
     Less: extraordinary item (net of
       tax)..............................       --        --          --        --      (1,276)   (1,276)
                                           -------   -------     -------   -------     -------   -------
     Net income after extraordinary
       item..............................  $47,486   $47,486     $31,286   $31,286     $26,643   $26,643
Denominator:
     Weighted-average shares
       outstanding.......................   23,297    23,297      20,925    20,925      19,521    19,521
     Dilutive effect of:
          Stock options and other
            exercisable shares(a)........       --     1,159          --       902          --     1,004
                                           -------   -------     -------   -------     -------   -------
          Adjusted weighted-average
            shares outstanding...........   23,297    24,456      20,925    21,827      19,521    20,524
Earnings Per Share:
     Earnings per share before
       extraordinary item................  $  2.04   $  1.94     $  1.50   $  1.43     $  1.43   $  1.36
     Less: extraordinary item (net of
       tax)..............................       --        --          --        --       (0.07)    (0.06)
                                           -------   -------     -------   -------     -------   -------
     Earnings per share after
       extraordinary item................  $  2.04   $  1.94     $  1.50   $  1.43     $  1.36   $  1.30

---------------
(a) Options to purchase 50,625 shares and 239,553 shares of the Company's common stock were outstanding at December 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share. Also excluded from the 1999 computation were 738,428 shares of restricted stock that were not vested at December 31, 1999. The inclusion of such options and restricted stock would have had an antidilutive effect on the diluted earnings per share calculation because the options' exercise prices and restricted stock prices were greater than the average market price of the Company's common shares for 1999 and 1998.

                              TUCKER ANTHONY SUTRO
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

16.  INCENTIVE PLANS

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

     During 2000, the Company granted 346,620 shares of restricted stock, and 12,000 of these shares were forfeited. The remaining shares granted vest mainly over the next three to four years.

     Some of the options are currently exercisable and others vest in the future if certain individual and Company performance-based goals are met. The options expire within approximately seven to ten years from the date of the grant. The activity during the years ended December 31, 1998, 1999 and 2000 is set forth below:

                                                             EXERCISE PRICE   WEIGHTED-AVERAGE
                                          NUMBER OF SHARES     PER SHARE       EXERCISE PRICE
                                          ----------------   --------------   ----------------
Options outstanding at December 31, 1997
  (276,247 exercisable).................     2,133,888       $         5.50        $ 5.50
Granted.................................     1,119,066         4.95 - 20.00         13.21
Exercised...............................      (128,618)        4.95 -  5.70          5.35
Terminated..............................      (327,291)        5.50 - 20.00         16.10
                                             ---------
Options outstanding at December 31, 1998
  (633,669 exercisable).................     2,797,045       $ 4.95 - 13.00        $ 7.35
Granted.................................       227,218         3.02 - 17.13          8.00
Exercised...............................      (160,567)        3.02 -  5.50          5.42
Terminated..............................      (198,864)        5.04 - 17.13          6.86
                                             ---------
Options outstanding at December 31, 1999
  (771,324 exercisable).................     2,664,832       $ 3.02 - 17.13        $ 7.56
Granted.................................       382,551        11.00 - 21.38         14.66
Exercised...............................      (144,834)        3.02 -  5.50          5.28
Terminated..............................      (249,423)        5.04 - 17.13          9.69
                                             ---------
Options outstanding at December 31, 2000
  (833,467 exercisable).................     2,653,126       $ 3.02 - 21.38        $ 8.51
                                             =========

                              TUCKER ANTHONY SUTRO
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                        OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                       ------------------------------------------------------   -----------------------------------
                                                             WEIGHTED-AVERAGE
                                             WEIGHTED-          REMAINING
  RANGE OF EXERCISE    NUMBER OF SHARES       AVERAGE        CONTRACTUAL LIFE   NUMBER OF SHARES   WEIGHTED-AVERAGE
  PRICES PER SHARE       OUTSTANDING       EXERCISE PRICE        (YEARS)          EXERCISABLE       EXERCISE PRICE
  -----------------    ----------------    --------------    ----------------   ----------------   ----------------
$ 3.02 -  5.49.......       143,543            $ 4.02              7.55             111,701             $4.03
  5.50 - 12.99.......     1,711,380              6.23              5.93             721,766              5.50
 13.00 - 15.99.......       712,178             13.44              8.00                  --                --
 16.00 - 21.38.......        86,025             20.50              9.43                  --                --
                          ---------                                                 -------
$ 3.02 - 21.38.......     2,653,126            $ 8.51              6.69             833,467             $5.30
                          =========                                                 =======

     The Company accounts for stock option grants in accordance with APB Opinion No. 25. Pro forma information regarding net income and earnings per share is required under SFAS No. 123 and has been determined as if the Company had accounted for all 2000, 1999 and 1998 stock option grants based on the fair value method. The pro forma information presented below is not representative of the effect stock options will have on pro forma net income or earnings per share for future years. The pro forma information for the years ended 2000, 1999 and 1998 was as follows (amounts in thousands, except per share amounts):

YEAR ENDED DECEMBER 31,                                 2000        1999        1998
-----------------------                                 ----        ----        ----
Net income..............................  As reported  $47,486     $31,286     $26,643
                                          Pro forma    $45,428     $29,518     $25,118
Earnings per common share:
     Basic after extraordinary item.....  As reported  $  2.04     $  1.50     $  1.36
     Basic after extraordinary item.....  Pro forma    $  1.95     $  1.41     $  1.29
     Diluted after extraordinary item...  As reported  $  1.94     $  1.43     $  1.30
     Diluted after extraordinary item...  Pro forma    $  1.91     $  1.37     $  1.25

     The fair value of each option granted during the years ended December 31, 2000, 1999 and 1998 is the estimated present value at grant date. The fair value of 2000 and 1999 options was estimated using the Black-Scholes option pricing model whereby the expected volatility for 2000 was based on the Company's weekly historical stock prices and for 1999 on the average volatilities of similar companies. The fair value of 1998 options was estimated using the minimum value model. The following weighted-average assumptions were used for 2000, 1999 and 1998, respectively:

        - dividend yield of 1.3%, 1.6% and 1.4%, respectively

        - expected life of 6, 6 and 8 years, respectively

        - risk free interest rate of 5.1%, 6.8% and 5.1%, respectively

        - expected volatility of 54.2%, 28.7% and 56.2%, respectively

     The weighted-average fair value of options granted during 2000, 1999 and 1998 whose exercise price equals the fair market value of the Company's stock on grant date was $7.40, $5.82 and $7.47, respectively. There were no options granted during 2000 whose exercise price was less than the fair market value of the Company's stock on grant date. The weighted-average fair value of options granted during 1999 and 1998 whose exercise price was less than the fair market value of the Company's stock on grant date was $3.80 and $7.71, respectively.

  Employee Stock Purchase Plan

     The Employee Stock Purchase Plan (the "ESPP") allows eligible employees to invest from 1% to 10% of their compensation to purchase shares of the Company's common stock at a price equal to 85% of its fair

                              TUCKER ANTHONY SUTRO
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

market value. The Company has reserved 1,750,000 shares for purchase by employees under the ESPP and 559,020 shares have been purchased through December 31, 2000.

17.  SEGMENT REPORTING DATA

     In 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has two reportable segments: broker-dealer and asset management. The Company's broker-dealer segment includes the retail operations, equity capital markets and trading businesses of Tucker Anthony, Sutro, Hill Thompson and Branch Cabell since they generally offer similar products and services and are subject to uniform regulatory requirements. The Company offers its broker-dealer clients a wide range of products and services, including retail brokerage, investment banking, institutional sales and fixed income products. The asset management segment includes Freedom Capital, Cleary Gull IMS and asset management business from Tucker Anthony, Sutro and Branch Cabell. The Company offers its asset management clients investment advisory, portfolio management and custodial services. Substantially all of the Company's business is transacted in the United States. The following table presents information about reported segments (amounts in thousands):

                                                                       ASSET
                                                     BROKER-DEALER   MANAGEMENT   OTHER(a)    TOTAL
                                                     -------------   ----------   --------   --------
Year ended December 31, 2000
     Net revenues..................................    $663,933       $85,171     $ 8,741    $757,845
     Income (loss) before income taxes.............      66,794        19,636      (7,403)     79,027
     Total assets..................................     634,210        81,966      82,026     798,202
Year ended December 31, 1999
     Net revenues..................................    $500,959       $68,973     $ 2,033    $571,965
     Income (loss) before income taxes.............      38,782        15,509      (4,137)     50,154
     Total assets..................................     682,094        69,937      73,475     825,506
Year ended December 31, 1998
     Net revenues..................................    $405,794       $45,587     $   476    $454,857
     Income (loss) before income taxes.............      37,741        10,435      (2,074)     46,102
     Total assets..................................     469,738        92,143      50,514     612,395

---------------
(a) Other reflects the activities of the Company's holding companies. Income
    (loss) before income taxes principally includes amortization of goodwill and acquisition interest expense. Total assets primarily consist of goodwill and deferred taxes of Tucker Anthony Sutro.

                              TUCKER ANTHONY SUTRO
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

18. QUARTERLY INFORMATION (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED):

                                                FIRST QUARTER                  SECOND QUARTER
                                         ----------------------------   ----------------------------
                                          TUCKER                         TUCKER
                                         ANTHONY    BRANCH              ANTHONY    BRANCH
                                          SUTRO     CABELL   COMBINED    SUTRO     CABELL   COMBINED
                                         --------   ------   --------   --------   ------   --------
2000
Net revenues...........................  $242,727   $6,954   $249,681   $172,074   $6,101   $178,175
Income before income taxes.............    34,989    1,217     36,206     17,493      880     18,373
Net income.............................    20,404    1,217     21,621     10,604      880     11,484
Basic earnings per share(a)............  $   0.93   $ 0.02   $   0.95   $   0.47   $ 0.02   $   0.49
Diluted earnings per share(a)..........      0.90     0.02       0.92       0.45     0.02       0.47
1999
Net revenues...........................  $122,639   $4,322   $126,961   $130,531   $4,694   $135,225
Income before income taxes.............    11,457      404     11,861     12,253      483     12,736
Net income.............................     6,798      404      7,202      7,452      483      7,935
Basic earnings per share...............  $   0.34   $ 0.01   $   0.35   $   0.38   $ 0.01   $   0.39
Diluted earnings per share.............      0.33       --       0.33       0.36     0.01       0.37

                                                THIRD QUARTER                  FOURTH QUARTER
                                         ----------------------------   ----------------------------
                                          TUCKER                         TUCKER
                                         ANTHONY    BRANCH              ANTHONY    BRANCH
                                          SUTRO     CABELL   COMBINED    SUTRO     CABELL   COMBINED
                                         --------   ------   --------   --------   ------   --------
2000
Net revenues...........................  $159,685   $5,662   $165,347                       $164,642
Income before income taxes.............    15,778      267     16,045                          8,403
Net income.............................     9,126      267      9,393                          4,988
Basic earnings per share(a)............  $   0.40   $   --   $   0.40                       $   0.21
Diluted earnings per share(a)..........      0.38       --       0.38                           0.20
1999
Net revenues...........................  $133,707   $4,856   $138,563   $165,647   $5,569   $171,216
Income before income taxes.............    10,834      503     11,337     13,441      779     14,220
Net income.............................     7,004      503      7,507      7,863      779      8,642
Basic earnings per share...............  $   0.36   $ 0.01   $   0.37   $   0.37   $ 0.02   $   0.39
Diluted earnings per share.............      0.34     0.01       0.35       0.36     0.02       0.38

---------------
(a) Summation of the quarters' earnings per share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year. Also see Note 10.

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

                                                  /s/ JOHN H. GOLDSMITH
                                            ------------------------------------
                                            JOHN H. GOLDSMITH
                                            CHAIRMAN OF THE BOARD,
                                            CHIEF EXECUTIVE OFFICER AND DIRECTOR

Date: March 30, 2001

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2001.


               /s/ JOHN H. GOLDSMITH                   Chairman of the Board, Chief Executive Officer
---------------------------------------------------    (Principal Executive Officer) and Director
                 JOHN H. GOLDSMITH

              /s/ KENNETH S. KLIPPER                   Executive Vice President, Chief Financial
---------------------------------------------------    Officer (Principal Financial and Accounting
                KENNETH S. KLIPPER                     Officer)

                /s/ JOHN F. LUIKART                    Director
---------------------------------------------------
                  JOHN F. LUIKART

               /s/ DAVID P. PROKUPEK                   Director
---------------------------------------------------
                 DAVID P. PROKUPEK

                /s/ MARK T. WHALEY                     Director
---------------------------------------------------
                  MARK T. WHALEY

               /s/ ROBERT H. YEVICH                    Director
---------------------------------------------------
                 ROBERT H. YEVICH

                /s/ C. HUNTER BOLL                     Director
---------------------------------------------------
                  C. HUNTER BOLL

             /s/ WINSTON J. CHURCHILL                  Director
---------------------------------------------------
               WINSTON J. CHURCHILL

               /s/ THOMAS M. HAGERTY                   Director
---------------------------------------------------
                 THOMAS M. HAGERTY

               /s/ DAVID V. HARKINS                    Director
---------------------------------------------------
                 DAVID V. HARKINS

                /s/ HUGH R. HARRIS                     Director
---------------------------------------------------
                  HUGH R. HARRIS

                 /s/ SETH W. LAWRY                     Director
---------------------------------------------------
                   SETH W. LAWRY

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                          DESCRIPTION OF DOCUMENT
----------                      -----------------------
      +3.1    Restated Certificate of Incorporation of the Company
      +3.2    Bylaws of the Company
     ++3.3    Certificate of Ownership and Merger Merging Tucker Anthony
              Sutro, Inc. into Freedom Securities Corporation
     +10.1    Contribution Agreement by and among the Company, Hancock,
              THL and SCP Private Equity Partners, L.P., dated as of
              October 4, 1996
     +10.2    Stockholders Agreement by and among the Company and the
              persons listed on the signature pages thereof as the Initial
              Investors, SCP Initial Investor, Employee Investors and
              Seller Initial Investor dated as of November 30, 1996
     +10.3    Additional Share Agreement by and between the Company and
              Hancock, dated as of November 29, 1996
     +10.4    Tax Matters Agreement by and between the Company and
              Hancock, dated as of November 29, 1996
     +10.8    1996 Stock Option Plan
     +10.9    Employment Agreement by and between the Company and John H.
              Goldsmith, dated as of November 29, 1996
    +10.11    Agreement, by and among Prudential Securities Incorporated,
              John Hancock Clearing Corporation, Tucker Anthony
              Incorporated and Sutro & Co. Incorporated
    +10.12    Form of TAMP Incentive Plan Limited Partnership Limited
              Partnership, Agreement, dated as of July 1, 1989
    +10.13    Form of TAMP II Incentive Plan Limited Partnership Limited
              Partnership, Agreement, dated as of February 28, 1995
    +10.14    Form of TAMM II Incentive Plan Limited Partnership Limited
              Partnership, Agreement, dated April 8, 1984
    +10.15    Form of Sutro Venture Partners I, L.P. Limited Partnership
              Agreement, dated as of March 21, 1996
    +10.16    Form of Sutro Venture Partners II, L.P. Limited Partnership
              Agreement, dated as of March 21, 1996
    +10.17    Form of Operating Agreement for Sutro Investment Partners
              IV, LLC dated as of June 30, 1997
  +++10.20    Chattel Leasing Security Agreement by and between T.A.
              Leasing, Inc. and BancBoston Leasing, Inc., dated November
              29, 1996.
  +++10.21    Amended and Restated Chattel Leasing Promissory Note, by and
              between T.A. Leasing, Inc. and BancBoston Leasing, Inc.,
              dated February 28, 1997.
  +++10.22    Chattel Leasing Security Agreement by and between Sutro
              Leasing Inc. and BancBoston Leasing, Inc., dated February
              28, 1997
  +++10.23    Chattel Leasing Promissory Note by and between Sutro Leasing
              Inc. and BancBoston Leasing, Inc., dated February 28, 1997.
  +++10.24    1998 Long-Term Incentive Plan
  +++10.25    1998 Executive Performance Bonus Plan
  +++10.26    Amendment No. 1 to the Stockholders Agreement dated January
              30, 1998
  +++10.27    Form of Amendment No. 2 to the Stockholders Agreement
  +++10.28    Form of Amendment No. 3 to the Stockholders Agreement
  +++10.29    David P. Prokupek Employment Agreement
  +++10.30    Revolving Credit Agreement, by and among the Company,
              BankBoston, N.A., and the other banks party thereto, dated as of August 21, 1998

EXHIBIT
NUMBER                          DESCRIPTION OF DOCUMENT
----------                      -----------------------
  +++10.31    John F. Luikart Employment Agreement
  +++10.32    Kevin J. McKay Employment Agreement
 ++++10.33    Form of Sutro Venture Partners III, L.P. Limited Partnership
              Agreement
++++10.33a    John F. Luikart -- Renewal of Employment Agreement
 ++++10.34    Form of Sutro Venture Partners IV, L.P. Limited Partnership
              Agreement
++++10.34a    Kevin J. McKay -- Renewal of Employment Agreement
 ++++10.35    Amendment to Clearing Agreement (September 8, 1995), dated as of April 23, 1998
+++++10.36    Master Agreement by and between BancBoston Leasing Inc. and
              Tucker Anthony Incorporated dated as of January 21, 1999
+++++10.37    Master Agreement by and between BancBoston Leasing Inc. and
              Sutro Leasing dated as of January 21, 1999.
+++++10.38    First Amendment to Revolving Credit Agreement, dated as of
              November 12, 1999
+++++10.39    Second Amendment to Revolving Credit Agreement, dated as of
              February 11, 2000
+++++10.40    Kenneth S. Klipper Employment Agreement
+++++10.41    Form of TACS III Incentive Plan Limited Partnership, Limited
              Partnership Agreement, dated as of July 1, 1989
+++++10.42    Form of TACS IV Incentive Plan Limited Partnership, Limited
              Partnership Agreement, dated as of March 22, 1995
+++++10.43    Form of Operating Agreement for Sutro Investment Partners V,
              LLC dated as of March 19, 1998
+++++10.44    Form of CGRM Investment Partnership General Partnership
              Agreement
      21      Subsidiaries of the Company
      23      Consent of Ernst & Young, LLP, Independent Auditors

---------------
+ Incorporated by reference to the Company's registration statement on Form S-1 (File No. 333-44938)

++ Incorporated by reference to the Company's quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

+++ Incorporated by reference to the Company's registration statement on Form S-1 (File No. 333-62857)

++++ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

+++++ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     Schedules and exhibits to certain exhibits to this Form 10-K have been omitted, which schedules shall be furnished to the Commission upon request.