Form 10-Q
period 2001-03-31
TUCKER ANTHONY SUTRO
filed 2001-05-14
CIK 1029267

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  X      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
-----
         OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________
-----


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

Yes  X   No

    As of May 7, 2001 the Company had 24,450,441 shares of common stock outstanding.

                                TABLE OF CONTENTS

                                                                            PAGE


PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

                Consolidated Statements of Financial Condition -
                    March 31, 2001 and December 31, 2000                       3

                Consolidated Statements of Income - Three months
                    ended March 31, 2001 and 2000                              4

                Consolidated Statements of Cash Flows - Three months
                    ended March 31, 2001 and 2000                              5

                Notes to Consolidated Financial Statements                     6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                  9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      13

PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings                                               13

     Item 2.  Changes in Securities and Use of Proceeds                       14

     Item 3.  Defaults Upon Senior Securities                                 14

     Item 4.  Submission of Matters to a Vote of Security Holders             14

     Item 5.  Other Information                                               14

     Item 6.  Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                    15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              TUCKER ANTHONY SUTRO
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Amounts in thousands, except share data)


                                                                                MARCH 31,    DECEMBER 31,
                                                                                  2001           2000
                                                                                ---------    ------------
                                                                               (unaudited)
                                     ASSETS
Cash and cash equivalents                                                       $  29,836      $  19,932
Receivables from brokers and dealers                                              104,977        108,524
Securities purchased under agreements to resell                                    35,835         51,391
Securities owned, at market                                                       343,149        344,659
Fixed assets, net of accumulated depreciation and amortization                     36,804         35,195
Deferred income taxes                                                              14,367         14,655
Goodwill, net of accumulated amortization                                          79,140         80,763
Other receivables                                                                  79,611         79,522
Other assets                                                                       62,310         63,561
                                                                                ---------      ---------
        Total assets                                                            $ 786,029      $ 798,202
                                                                                =========      =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payables to brokers and dealers                                                 $ 128,628      $  94,741
Securities sold under agreements to repurchase                                     13,262         19,758
Securities sold, not yet purchased, at market                                     128,596        127,535
Accrued compensation and benefits                                                  55,739        106,689
Accounts payable and accrued expenses                                              63,409         61,195
Notes payable to banks                                                             55,286         56,602
                                                                                ---------      ---------
        Total liabilities                                                         444,920        466,520
                                                                                ---------      ---------

Subordinated debt                                                                    --              373

Stockholders' equity:
Common stock, $.01 par value (60,000,000 shares authorized, 24,380,844 and
   23,931,638 shares issued in 2001 and 2000, respectively)                           244            239
Additional paid-in capital                                                        235,601        226,318
Retained earnings                                                                 105,264        104,778
Treasury stock (1,688 shares in 2000, at cost)                                       --              (26)
                                                                                ---------      ---------
        Total stockholders' equity                                                341,109        331,309
                                                                                ---------      ---------
        Total liabilities and stockholders' equity                              $ 786,029      $ 798,202
                                                                                =========      =========


See accompanying notes.

                              TUCKER ANTHONY SUTRO
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        ----------------------
                                                          2001          2000
                                                        --------      --------
Revenues
   Commissions                                          $ 62,988      $ 94,003
   Principal transactions                                 52,185        89,235
   Investment banking                                     13,274        31,287
   Asset management                                       22,984        19,369
   Net interest income (net of interest expense of
     $13,277 in 2001 and $16,483 in 2000)                 12,506        11,912
   Other                                                   4,619         3,875
                                                        --------      --------
      Net revenues                                       168,556       249,681

Non-interest expenses
   Compensation and benefits                             112,216       161,224
   Occupancy and equipment                                 9,011         8,450
   Communications                                          6,750         6,772
   Brokerage and clearance                                 5,917         9,499
   Promotional                                             5,663         5,814
   Restructuring charges                                   8,984          --
   Other                                                  16,457        21,715
                                                        --------      --------
      Total non-interest expenses                        164,998       213,474
                                                        --------      --------

Income before income taxes                                 3,558        36,207
Income taxes                                               1,365        14,586
                                                        --------      --------
Net income                                              $  2,193      $ 21,621
                                                        ========      ========

Earnings per share:
   Basic                                                $   0.09      $   0.95
   Diluted                                              $   0.09      $   0.92

Cash dividends declared per share                       $   0.07      $   0.05

Weighted-average common shares outstanding:
   Basic                                                  23,782        22,795
   Diluted                                                25,119        23,548


See accompanying notes.

                              TUCKER ANTHONY SUTRO
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          -----------------------
                                                            2001           2000
                                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $  2,193       $ 21,621
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                          11,027          9,817
     Deferred income taxes                                     288           (139)
     Non-cash compensation                                      41             41
     Loss on disposition of fixed assets                       534           --
Changes in assets and liabilities
  (Increase) decrease in operating assets:
     Receivables from brokers and dealers                    3,547         (3,242)
     Securities purchased under agreements to resell        15,556         (9,931)
     Securities owned, at market                             1,510        (26,485)
     Other receivables                                        (920)        (5,268)
     Other assets                                           (4,377)       (15,974)
  Increase (decrease) in operating liabilities:
     Payables to brokers and dealers                        33,887          9,426
     Securities sold under agreements to repurchase         (6,496)        (5,978)
     Securities sold, not yet purchased, at market           1,062         31,605
     Accrued compensation and benefits                     (45,682)        (4,620)
     Accounts payable and accrued expenses                   2,709         21,513
                                                          --------       --------
Net cash provided by operating activities                   14,879         22,386

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets                                   (4,663)        (3,336)
                                                          --------       --------
Net cash used in investing activities                       (4,663)        (3,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net                      2,685          2,496
Purchases and retirement of treasury stock, net               --             (190)
Payment of dividends                                        (1,681)        (2,186)
Repayments of bank borrowings, net                          (1,316)        (1,285)
                                                          --------       --------
Net cash used in financing activities                         (312)        (1,165)

Increase in cash and cash equivalents                        9,904         17,885
Cash and cash equivalents, beginning of period              19,932         24,713
                                                          --------       --------
Cash and cash equivalents, end of period                  $ 29,836       $ 42,598
                                                          ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
  Income taxes                                            $  5,846       $  5,222
  Interest                                                $ 12,338       $ 14,769


See accompanying notes.

                              TUCKER ANTHONY SUTRO
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

    Tucker Anthony Sutro is a holding company which together with its wholly-owned subsidiaries (collectively, the "Company") is a full-service retail brokerage, asset management and investment banking firm. The consolidated financial statements include the accounts of the Company and its operating subsidiaries: Tucker Anthony Incorporated ("Tucker Anthony"), a full-service brokerage and investment firm, Sutro & Co. Incorporated ("Sutro"), a West Coast brokerage and investment banking firm; Hill, Thompson, Magid LP ("Hill Thompson"), a New Jersey-based over-the-counter trading firm; Freedom Capital Management Corporation ("Freedom Capital"), a Boston-based asset management firm; and Cleary Gull Investment Management Services, Inc. ("Cleary Gull IMS"), a Milwaukee-based asset management firm.

    On October 2, 2000, the Company acquired Branch Cabell & Co. Inc. ("Branch Cabell"), a Richmond, Virginia-based regional brokerage and investment firm, in an all-stock transaction that was accounted for as a pooling of interests. Accordingly, quarter ended March 31, 2000 results have been restated as if the Company and Branch Cabell had always been combined. As of March 31, 2001, Branch Cabell operated as a division of Tucker Anthony.

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

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The information included in this Form 10-Q should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

    Tucker Anthony is a registered broker and dealer. At March 31, 2001, Tucker Anthony had net capital of approximately $37.8 million which was $36.8 million in excess of the $1.0 million amount required to be maintained at that date.

    Sutro is a registered broker and dealer. At March 31, 2001, Sutro had net capital of approximately $7.5 million which was $6.5 million in excess of the $1.0 million amount required to be maintained at that date.

    Hill Thompson is a registered broker and dealer. At March 31, 2001, Hill Thompson had net capital of approximately $21.4 million which was $20.4 million in excess of the $1.0 million amount required to be maintained at that date. In addition, at March 31, 2001, Hill Thompson had $0.2 million in cash segregated in a special reserve bank account for the exclusive benefit of customers pursuant to the reserve formula requirements of Rule 15c 3-3.

    Cleary Gull IMS is a registered broker and dealer. At March 31, 2001, Cleary Gull IMS had net capital of approximately $0.5 million which was $0.2 million in excess of the $0.3 million amount required to be maintained at that date.

    Freedom Trust Company ("FTC") is a subsidiary of Freedom Capital and is a limited purpose trust company. Pursuant to state regulations, FTC is required to meet and maintain certain capital minimums and ratios. At March 31, 2001, FTC's regulatory capital, as defined, was $1.4 million and FTC was in compliance with all such requirements.

    Under a clearing arrangement with Wexford Clearing Services Corporation ("Wexford"), Tucker Anthony, Sutro and Cleary Gull IMS are required to maintain certain minimum levels of net capital and comply with other financial ratio requirements. At March 31, 2001, Tucker Anthony, Sutro and Cleary Gull IMS were in compliance with all such requirements.

3.  COMMITMENTS AND CONTINGENCIES

    The Company leases office space and various types of equipment under noncancelable leases generally varying from one to ten years, with certain renewal options for like terms.

    The Company has been named as a defendant in a number of civil actions and arbitrations primarily relating to its broker-dealer activities. The Company is also involved, from time to time, in proceedings with, and investigations by, governmental agencies and self regulatory organizations. While the ultimate outcome of litigation involving the Company cannot be predicted with certainty, management believes, based on currently available information, that it has meritorious defenses to all such actions and intends to defend each of these vigorously.

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

    The Company has outstanding when-issued contracts which commit it to purchase securities at specified future dates and prices. The Company presells such issues to manage risk exposure related to these off-balance sheet commitments. Transactions which were open at March 31, 2001 have subsequently settled and had no material effect on the consolidated statements of income and financial condition.

4.  EARNINGS PER SHARE

    The Company computes its earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share." The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                       --------------------
                                                         2001         2000
                                                       -------      -------
NUMERATOR
Net income                                             $ 2,193      $21,621

DENOMINATOR
Weighted-average shares outstanding                     23,782       22,795
Dilutive effect of:
   Stock options and other exercisable shares (a)        1,337          753
                                                       -------      -------
Adjusted weighted-average shares outstanding            25,119       23,548

EARNINGS PER SHARE
Basic                                                  $  0.09      $  0.95
Diluted                                                $  0.09      $  0.92


(a) Options to purchase 1,000 shares and 743,339 shares of the Company's common stock were outstanding at March 31, 2001 and March 31, 2000, respectively, but were not included in the computation of diluted earnings per share. Also excluded from the computation were 666,667 shares of restricted stock that were not vested at March 31, 2000. The inclusion of such options and restricted stock would have had an antidilutive effect on the diluted earnings per share calculation because the options' exercise prices and restricted stock prices were greater than the average market price of the Company's common shares for the 2001 first quarter and 2000 first quarter.

5.  SEGMENT REPORTING DATA

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires segment information to be reported based on how management internally evaluates the operating performance of its business units. Thus, from time to time, segment reporting may change to reflect how management currently views its businesses. Accordingly, the Company has changed from three to five reportable segments. The Company's five reportable segments are as follows: retail services, capital markets, proprietary trading, asset management and corporate. In its retail operations, the Company provides its clients with a broad range of services delivered through its branch distribution network, including equity and fixed income securities, mutual funds, insurance products, options, U.S. government securities, municipal securities and investment management services. In addition to recommending and effecting transactions in securities, the Company makes available equity research reports and offers services such as financial and tax planning, and trust and estate planning to its retail clients. The Company's capital markets segment consists of equity research, investment banking, institutional sales, trading and syndication services. This business segment offers various investment banking services, including merger and acquisition services, public offerings and private placements to clients. The capital markets segment provides clients access to a range of fixed income products and executes securities transactions for institutional investors such as banks, mutual funds, insurance companies and pension and profit-sharing plans. In its proprietary trading business, the Company makes markets, buying and selling as principal, in common stocks, convertible preferred stocks, warrants and other securities traded on Nasdaq or other over-the-counter markets. The asset management segment includes Freedom Capital and Cleary Gull IMS. The Company offers its asset management clients investment advisory, portfolio management and custodial services. Substantially all of the Company's business is transacted in the United States. The corporate segment consists of the activities of the Company's holding companies including amortization of goodwill and acquisition interest expense. The following table presents information about reported segments (amounts in thousands):

                                           Retail       Capital     Proprietary      Asset
                                          Services      Markets       Trading      Management    Corporate         Total
-------------------------------------------------------------------------------------------------------------------------
   THREE MONTHS ENDED MARCH 31, 2001
Net revenues                              $100,721      $ 33,548      $ 13,425      $ 13,085      $  7,777       $168,556
Income (loss) before income taxes            2,182         1,349         5,283         5,466       (10,722)         3,558
-------------------------------------------------------------------------------------------------------------------------
   THREE MONTHS ENDED MARCH 31, 2000
Net revenues                              $131,848      $ 51,217      $ 49,535      $ 10,127      $  6,954       $249,681
Income (loss) before income taxes           14,693         9,095        21,816         2,983       (12,380)        36,207
-------------------------------------------------------------------------------------------------------------------------


6.  RESTRUCTURING CHARGES

    During the first quarter 2001 the Company recognized $9.0 million of pre-tax restructuring charges in connection with the merger of its two principal broker-dealer subsidiaries, Tucker Anthony and Sutro. The restructuring charges primarily consist of severance payments, lease terminations and related leasehold improvement write-offs. The merger is expected to be completed in September 2001.

7.  ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 2001 the Company was required to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that all derivative instruments are recorded on the balance sheet as either an asset or a liability, measured at its fair value. The statement requires that changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met and such hedge accounting treatment is elected. The adoption of this statement did not have a material impact on the Company's financial position, results of operations, earnings per share or cash flows.

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

COMPANY DEVELOPMENTS

    During the first quarter 2001 the Company recognized $9.0 million of pre-tax restructuring charges in connection with the merger of its two principal broker-dealer subsidiaries, Tucker Anthony and Sutro. The restructuring charges primarily consist of severance payments, lease terminations and related leasehold improvement write-offs. The merger, which is expected to be completed in September 2001, will create a more efficient and cost effective approach to running the Company's business.

    In October 2000, the Company acquired Branch Cabell & Co. Inc. ("Branch Cabell"), a regional brokerage firm based in Richmond, Virginia. The transaction was recorded as a pooling of interests for accounting purposes. Accordingly, quarter ended March 31, 2000 results have been restated as if the Company and Branch Cabell had always been combined.

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

RESULTS OF OPERATIONS

The following table compares first quarter results (amounts in millions) in 2001 and 2000:

                                            THREE MONTHS         PERIOD TO PERIOD          PERCENTAGE OF
                                           ENDED MARCH 31,      INCREASE/(DECREASE)         NET REVENUES
                                        --------------------    ------------------      -------------------
                                          2001      2000 (a)     AMOUNT    PERCENT       2001         2000
                                        --------    --------    -------    -------      -------     -------
Revenues:
    Commissions                         $   63.0    $   94.0    $ (31.0)       (33)          37          38
    Principal transactions                  52.2        89.2      (37.0)       (41)          31          36
    Investment banking                      13.3        31.3      (18.0)       (58)           8          13
    Asset management                        23.0        19.4        3.6         19           14           8
    Net interest income  (b)                12.5        11.9        0.6          5            7           4
    Other                                    4.6         3.9        0.7         18            3           1
                                        --------    --------    -------                 -------     -------
       Net revenues                        168.6       249.7      (81.1)       (32)         100         100

  Non-interest expenses:
    Compensation and benefits              112.2       161.2      (49.0)       (30)          67          65
    Occupancy and equipment                  9.0         8.5        0.5          6            5           3
    Communications                           6.8         6.8         --         --            4           3
    Brokerage and clearance                  5.9         9.5       (3.6)       (38)           4           4
    Promotional                              5.7         5.8       (0.1)        (2)           3           2
    Restructuring charges                    9.0          --        9.0         (c)           5          --
    Other                                   16.4        21.7       (5.3)       (24)          10           9
                                        --------    --------    -------                 -------     -------
       Total non-interest expenses         165.0       213.5      (48.5)       (23)          98          86

    Income before income taxes               3.6        36.2      (32.6)       (90)           2          14
    Income taxes                             1.4        14.6      (13.2)       (90)           1           5
                                        --------    --------    -------                 -------     -------
    Net income                          $    2.2    $   21.6    $ (19.4)       (90)           1           9
                                        ========    ========    =======                 =======     =======


(a) Quarter ended March 31, 2000 has been restated to reflect the Company's October 2, 2000 acquisition of Branch Cabell & Co. Inc. which was accounted for as a pooling of interests.
(b) Net interest income is net of interest expense of $13.3 million in 2001 and $16.5 million in 2000.
(c)  Not meaningful.


     THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

    Net income for the first quarter ended March 31, 2001, after giving effect to pre-tax restructuring charges of $9.0 million, decreased 90% to $2.2 million compared with $21.6 million in the same quarter in 2000, which was a record one for the industry. Earnings per share (diluted) for the quarter were $0.09, down from $0.92 in the first quarter of last year. The restructuring charges resulted from the Company's recently announced decision to merge its two largest broker-dealer subsidiaries, Tucker Anthony and Sutro, which is expected to be completed in September 2001. Excluding these restructuring charges, net income for the quarter totaled $7.5 million and earnings per share (diluted) totaled $0.30. Net revenues were $168.6 million in this year's first quarter, down $81.1 million or 32% from $249.7 million a year ago, reflecting the very challenging market conditions during the first quarter of 2001, as well as the record conditions in the first quarter of 2000.

    Commission revenues were down 33% to $63.0 million in the 2001 first quarter from $94.0 million in the same period a year ago. The lower commission revenues stem from very difficult market conditions in February and March of 2001 compared to the robust market conditions in the first quarter of 2000 when equity markets soared to record highs.

    Revenues from principal transactions were $52.2 million in the first quarter of 2001, down $37.0 million or 41% from $89.2 million a year ago. Approximately $36.0 million of this decrease was attributable to Hill Thompson Magid, a wholesale OTC bulletin board market maker, whose revenues were down compared to its record first quarter 2000 levels.

    Investment banking revenues decreased 58% to $13.3 million in the current quarter from $31.3 million in the first quarter of 2000, primarily due to decreased advisory, merchant banking and private placement transactions in 2001.

    Asset management revenues grew 19% to $23.0 million in the first quarter of 2001 compared with $19.4 million in the first quarter of 2000, mainly due to growth in assets under management, which grew to $13.3 billion at March 31, 2001 from $12.4 billion in 2000. This reflects strong growth in money market fund assets.

    Net interest income was $12.5 million for the current quarter, up $0.6 million or 5% from $11.9 million in the 2000 first quarter.

    Other revenues in the first quarter of 2001 included $1.6 million from the sale of a New York Stock Exchange seat.

    Non-interest expenses were $165.0 million in the first quarter of 2001, a decrease of 23% from the $213.5 million in the first quarter of 2000. Compensation and benefits expense as a percentage of net revenues was up to 67% from 65% in the prior year quarter, as the mix in revenues shifted to higher payout retail business from lower payout trading business. Non-compensation operating expenses, including the restructuring charges, were $52.8 million in the first quarter of 2001 up slightly from $52.3 million a year ago. Excluding the restructuring charges, non-compensation operating expenses decreased by $8.5 million or 16% to $43.8 million.

    The Company's income tax provisions for the quarters ended March 31, 2001 and 2000 were $1.4 million and $14.6 million, respectively. The effective tax rate was 39% for the first quarter of 2001, down from 40% for the same period last year mainly due to an increase in transactions that are subject to preferential tax treatment.

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

    The Company maintains a revolving credit agreement (the "Credit Agreement") whereby participating banks have made commitments totaling $100 million. At March 31, 2001, the Company had borrowings of $50 million at interest rates ranging from 1% to 1.45% above the federal funds rate. In addition, the Company must pay a commitment fee of 0.20% on the unused available credit. The Credit Agreement matures in November 2003 with all outstanding notes payable at that date. The Company must comply with certain financial covenants under the Credit Agreement and was in compliance with such covenants at March 31, 2001.

    The Company maintains, through two subsidiaries, a fixed asset credit facility (the "Fixed Asset Facility") secured by certain of the Company's fixed assets. At March 31, 2001, the Company had borrowings outstanding under the Fixed Asset Facility of $5.0 million, of which $3.6 million is payable in monthly installments until December 2001 and $1.4 million is payable in monthly installments through June 2003. The Company has historically financed capital expenditures through internal cash generation and through the Fixed Asset Facility. For the three months ended March 31, 2001 and 2000, the Company had capital expenditures of $4.7 million and $3.3 million, respectively, which were funded from operations.

CASH FLOWS

    For the three months ended March 31, 2001, cash and cash equivalents increased $9.9 million. Funds generated from operating activities were $14.9 million including net income of $2.2 million and depreciation, amortization and other non-cash charges to net income of $11.9 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information about market risks for the three months ended March 31, 2001 does not differ materially from that discussed under Item 7a of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (c) Unregistered Securities:

    During the first quarter of 2001 the Company issued 1,688 shares of common stock in private placement transactions exempt under section 4(2) of the Securities Act to John Hancock Subsidiaries, Inc. pursuant to the Additional Share Agreement entered into in connection with the acquisition of the Company's subsidiaries from John Hancock in 1996.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits - None.

    (b) Reports on Form 8-K

        None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              TUCKER ANTHONY SUTRO
                                  (REGISTRANT)


DATE:  May 14, 2001          BY:  /s/  JOHN H. GOLDSMITH
                                  -------------------------------------------
                                       JOHN H. GOLDSMITH
                                       CHAIRMAN AND CHIEF EXECUTIVE OFFICER



DATE:  May 14, 2001          BY:  /s/  KENNETH S. KLIPPER
                                  -------------------------------------------
                                       KENNETH S. KLIPPER
                                       EXECUTIVE VICE PRESIDENT AND
                                       CHIEF FINANCIAL OFFICER