Form 10-Q
period 2001-06-30
TUCKER ANTHONY SUTRO
filed 2001-08-13
CIK 1029267

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
  X               JUNE 30, 2001 OR
------

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                    TO
------            -----------------    -----------------


Commission File Number               1-13993


                              TUCKER ANTHONY SUTRO
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         04-3335712
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

            One Beacon Street
          Boston, Massachusetts                                     02108
(Address of principal executive offices)                         (Zip Code)


         Registrant's telephone number, including area code     (617) 725-2000


    Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No

    As of August 6, 2001 the Company had 24,512,966 shares of common stock outstanding.

                                TABLE OF CONTENTS

                                                                                               PAGE
                                                                                               ----
PART I.         FINANCIAL INFORMATION

        Item 1. Financial Statements

                      Consolidated Statements of Financial Condition -                           3
                                      June 30, 2001 and December 31, 2000

                      Consolidated Statements of Income - Three and six months                   4
                                      ended June 30, 2001 and 2000

                      Consolidated Statements of Cash Flows - Six months                         5
                                      ended June 30, 2001 and 2000

                      Notes to Consolidated Financial Statements                                 6

        Item 2. Management's Discussion and Analysis of Financial Condition                      9
                                      and Results of Operations

        Item 3. Quantitative and Qualitative Disclosures About Market Risk                      14

PART II.        OTHER INFORMATION

        Item 1. Legal Proceedings                                                               14

        Item 2. Changes in Securities and Use of Proceeds                                       15

        Item 3. Defaults Upon Senior Securities                                                 15

        Item 4. Submission of Matters to a Vote of Security Holders                             15

        Item 5. Other Information                                                               15

        Item 6. Exhibits and Reports on Form 8-K                                                16

SIGNATURES                                                                                      17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              TUCKER ANTHONY SUTRO
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                        JUNE 30,              DECEMBER 31,
                                                                                          2001                    2000
                                                                                       (unaudited)
                                                                                       -----------            ------------
                                                          ASSETS
Cash and cash equivalents                                                               $  27,779              $  19,932
Receivables from brokers and dealers                                                      114,045                108,524
Securities purchased under agreements to resell                                            26,981                 51,391
Securities owned, at market                                                               290,859                344,659
Fixed assets, net of accumulated depreciation and amortization                             35,516                 35,195
Deferred income taxes                                                                      14,470                 14,655
Goodwill, net of accumulated amortization                                                  77,675                 80,763
Other receivables                                                                          72,931                 79,522
Other assets                                                                               57,440                 63,561
                                                                                        ---------              ---------
               Total assets                                                             $ 717,696              $ 798,202
                                                                                        =========              =========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Payables to brokers and dealers                                                         $  61,741              $  94,741
Securities sold under agreements to repurchase                                              5,822                 19,758
Securities sold, not yet purchased, at market                                             116,555                127,535
Accrued compensation and benefits                                                          67,992                106,689
Accounts payable and accrued expenses                                                      63,870                 61,195
Notes payable to banks                                                                     53,945                 56,602
                                                                                        ---------              ---------
               Total liabilities                                                          369,925                466,520
                                                                                        =========              =========

Subordinated debt                                                                              --                    373

Stockholders' equity:
Common stock, $.01 par value (60,000,000 shares authorized, 24,510,169 and
   23,931,638 shares issued in 2001 and 2000, respectively)                                   245                    239
Additional paid-in capital                                                                237,705                226,318
Retained earnings                                                                         109,821                104,778
Treasury stock (1,688 shares in 2000, at cost)                                                 --                    (26)
                                                                                        ---------              ---------
               Total stockholders' equity                                                 347,771                331,309
                                                                                        ---------              ---------
               Total liabilities and stockholders' equity                               $ 717,696              $ 798,202
                                                                                        =========              =========

See accompanying notes.

                              TUCKER ANTHONY SUTRO
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                    -------------------------         -------------------------
                                                      2001             2000             2001             2000
                                                      ----             ----             ----             ----
Revenues
       Commissions                                  $ 55,000         $ 71,257         $118,292         $166,092
       Principal transactions                         45,311           49,219           97,496          138,454
       Investment banking                             23,405           21,227           36,679           52,514
       Asset management                               21,657           21,490           44,683           41,683
       Net interest income (1)                         9,701           12,406           22,207           24,318
       Other                                           1,056            2,576            5,329            4,795
                                                    --------         --------         --------         --------
           Net revenues                              156,130          178,175          324,686          427,856

Non-interest expenses
       Compensation and benefits                     105,452          113,947          217,668          275,171
       Occupancy and equipment                         9,044            8,082           18,055           16,532
       Communications                                  6,598            6,817           13,348           13,589
       Brokerage and clearance                         5,136            6,702           11,053           16,201
       Promotional                                     4,535            5,959           10,209           11,781
       Restructuring charges                              --               --            8,984               --
       Other                                          14,551           18,295           30,997           40,003
                                                    --------         --------         --------         --------
           Total non-interest expenses               145,316          159,802          310,314          373,277
                                                    --------         --------         --------         --------

Income before income taxes                            10,814           18,373           14,372           54,579
Income taxes                                           4,546            6,889            5,911           21,474
                                                    --------         --------         --------         --------
Net income                                          $  6,268         $ 11,484         $  8,461         $ 33,105
                                                    ========         ========         ========         ========

Earnings per share:
       Basic (2)                                    $   0.26         $   0.49         $   0.35         $   1.43
       Diluted (2)                                  $   0.25         $   0.47         $   0.34         $   1.38

Cash dividends declared per share                   $   0.07         $   0.05         $   0.14         $   0.11

Weighted-average common shares outstanding:
       Basic                                          24,166           23,356           23,974           23,077
       Diluted                                        25,430           24,509           25,255           24,029


(1) Net of interest expense of $10,407 and $20,166 for the quarters ended June 30, 2001 and 2000, respectively and of $23,685 and $36,649 for the six months ended June 30, 2001 and 2000, respectively.

(2) Summation of the quarters' earnings per share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.

Certain prior period amounts have been reclassified to conform with current period presentation.

See accompanying notes.

                              TUCKER ANTHONY SUTRO
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                 -----------------------------
                                                                    2001               2000
                                                                    ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $   8,461          $  33,105
Adjustments to reconcile net income to net
   cash provided by operating activities:
         Depreciation and amortization                              21,703             18,862
         Deferred income taxes                                         185               (177)
         Non-cash compensation                                          82                 82
         Loss on disposition of fixed assets                           572                 --
Changes in assets and liabilities
   (Increase) decrease in operating assets:
         Receivables from brokers and dealers                       (5,521)           (16,527)
         Securities purchased under agreements to resell            24,410            (11,452)
         Securities owned, at market                                53,800            103,817
         Other receivables                                           6,591             (8,510)
         Other assets                                               (5,841)           (28,175)
   Increase (decrease) in operating liabilities:
         Payables to brokers and dealers                           (33,000)             3,849
         Securities sold under agreements to repurchase            (13,936)             3,755
         Securities sold, not yet purchased, at market             (10,980)           (82,866)
         Accrued compensation and benefits                         (33,429)              (244)
         Accounts payable and accrued expenses                       3,342              8,705
                                                                 ---------          ---------
Net cash provided by operating activities                           16,439             24,224

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets                                           (6,147)            (8,253)
                                                                 ---------          ---------
Net cash used in investing activities                               (6,147)            (8,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net                              3,604              2,776
Purchases and retirement of treasury stock, net                         --               (190)
Payment of dividends                                                (3,392)            (3,983)
Repayments of bank borrowings, net                                  (2,657)            (2,527)
                                                                 ---------          ---------
Net cash used in financing activities                               (2,445)            (3,924)

Increase in cash and cash equivalents                                7,847             12,047
Cash and cash equivalents, beginning of period                      19,932             24,713
                                                                 ---------          ---------
Cash and cash equivalents, end of period                         $  27,779          $  36,760
                                                                 =========          =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
   Income taxes                                                  $   8,993          $  18,873
   Interest                                                      $  21,571          $  34,141

See accompanying notes.

                              TUCKER ANTHONY SUTRO
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

    Tucker Anthony Sutro is a holding company which together with its wholly-owned subsidiaries (collectively, the "Company") is a full-service retail brokerage, asset management and investment banking firm. The consolidated financial statements include the accounts of the Company and its operating subsidiaries: Tucker Anthony Incorporated ("Tucker Anthony"), a full-service brokerage and investment firm; Sutro & Co. Incorporated ("Sutro"), a West Coast brokerage and investment banking firm; Hill, Thompson, Magid LP ("Hill Thompson"), a New Jersey-based over-the-counter trading firm; Freedom Capital Management Corporation ("Freedom Capital"), a Boston-based asset management firm; and Cleary Gull Investment Management Services, Inc. ("Cleary Gull IMS"), a Milwaukee-based asset management firm.

    On October 2, 2000, the Company acquired Branch Cabell & Co. Inc. ("Branch Cabell"), a Richmond, Virginia-based regional brokerage and investment firm, in an all-stock transaction that was accounted for as a pooling of interests. Accordingly, quarter ended and six months ended June 30, 2000 results have been restated as if the Company and Branch Cabell had always been combined. Since March 31, 2001, Branch Cabell has operated as a division of Tucker Anthony.

    On August 1, 2001, Royal Bank of Canada and the Company announced that they have signed a definitive agreement by which Royal Bank of Canada will acquire the Company and merge it with the bank's US broker-dealer, Minneapolis-based Dain Rauscher Incorporated. As a result of the merger, shareholders will receive $24 per share in cash. The equity value of the transaction is $625 million on a diluted basis. The merger is subject to approval by Canadian and US regulators and stockholders of the Company, and to other customary closing conditions. The transaction is expected to close in the fourth quarter of 2001 pending these approvals. Following the transaction, the name of the combined entity will be changed to RBC Dain Rauscher.

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

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The information included in this Form 10-Q should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

    Tucker Anthony is a registered broker and dealer. At June 30, 2001, Tucker Anthony had net capital of approximately $49.9 million which was $48.9 million in excess of the $1.0 million amount required to be maintained at that date.

    Sutro is a registered broker and dealer. At June 30, 2001, Sutro had net capital of approximately $9.7 million which was $8.7 million in excess of the $1.0 million amount required to be maintained at that date.

    Hill Thompson is a registered broker and dealer. At June 30, 2001, Hill Thompson had net capital of approximately $20.1 million which was $19.1 million in excess of the $1.0 million amount required to be maintained at that date. In addition, at June 30, 2001, Hill Thompson had $0.2 million in cash segregated in a special reserve bank account for the exclusive benefit of customers pursuant to the reserve formula requirements of Rule 15c 3-3.

    Cleary Gull IMS is a registered broker and dealer. At June 30, 2001, Cleary Gull IMS had net capital of approximately $0.7 million which was $0.4 million in excess of the $0.3 million amount required to be maintained at that date.

    Freedom Trust Company ("FTC") is a subsidiary of Freedom Capital and is a limited purpose trust company. Pursuant to state regulations, FTC is required to meet and maintain certain capital minimums and ratios. At June 30, 2001, FTC's regulatory capital, as defined, was $1.4 million and FTC was in compliance with all such requirements.

    Under a clearing arrangement with Wexford Clearing Services Corporation ("Wexford"), Tucker Anthony, Sutro and Cleary Gull IMS are required to maintain certain minimum levels of net capital and comply with other financial ratio requirements. At June 30, 2001, Tucker Anthony, Sutro and Cleary Gull IMS were in compliance with all such requirements.

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

    The Company has outstanding when-issued contracts which commit it to purchase securities at specified future dates and prices. The Company presells such issues to manage risk exposure related to these off-balance sheet commitments. Transactions which were open at June 30, 2001 have subsequently settled and had no material effect on the consolidated statements of income or financial condition.

4.  EARNINGS PER SHARE

    The Company computes its earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share." The following table sets forth the computation for basic and diluted earnings per share (in thousands, except per share amounts):

                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,                        JUNE 30,
                                                          -----------------------         -----------------------
                                                            2001            2000            2001           2000
                                                            ----            ----            ----           ----
NUMERATOR

Net income                                                $ 6,268         $11,484         $ 8,461         $33,105

DENOMINATOR

Weighted-average shares outstanding                        24,166          23,356          23,974          23,077
Dilutive effect of:
   Stock options and other exercisable shares (a)           1,264           1,153           1,281             952
                                                          -------         -------         -------         -------
Adjusted weighted-average shares outstanding               25,430          24,509          25,255          24,029

EARNINGS PER SHARE

Basic                                                     $  0.26         $  0.49         $  0.35         $  1.43
Diluted                                                   $  0.25         $  0.47         $  0.34         $  1.38


(a) Options to purchase 45,400 and 5,500 shares of the Company's common stock were outstanding for the three months ended June 30, 2001 and June 30, 2000, respectively, and options to purchase 1,000 and 42,125 shares of the Company's common stock were outstanding for the six months ended June 30, 2001 and June 30, 2000, respectively, but were not included in the respective computations of diluted earnings per share. Also excluded from the 2001 computation were 25,916 and 23,416 shares of restricted stock that were not vested for the three months ended and six months ended June 30, 2001, respectively. In addition, excluded from the 2000 computation were 733,753 shares of restricted stock that were not vested for the six months ended June 30, 2000. The inclusion of such options and restricted stock would have had an antidilutive effect on the diluted earnings per share calculation because the options' exercise prices and restricted stock prices were greater than the average market price of the Company's common shares for the 2001 second quarter and 2000 second quarter.

5.  SEGMENT REPORTING DATA

    The Company has five reportable segments: retail services, capital markets, proprietary trading, asset management and corporate. In its retail operations, the Company provides its clients with a broad range of services delivered through its branch distribution network, including equity and fixed income securities, mutual funds, insurance products, options, U.S. government securities, municipal securities and investment management services. In addition to recommending and effecting transactions in securities, the Company makes available equity research reports and offers services such as financial and tax planning, and trust and estate planning to its retail clients. The Company's capital markets segment consists of equity research, investment banking, institutional sales, trading and syndication services. This business segment offers various investment banking services, including merger and acquisition services, public offerings and private placements to clients. The capital markets segment also provides clients access to a range of fixed income products and executes securities transactions for institutional investors such as banks, mutual funds, insurance companies and pension and profit-sharing plans. In its proprietary trading business, the Company makes markets, buying and selling as principal, in common stocks, convertible preferred stocks, warrants and other securities traded on Nasdaq or other over-the-counter markets. The asset management segment includes Freedom Capital and Cleary Gull IMS. The Company offers its asset management clients investment advisory, portfolio management and custodial services. Substantially all of the Company's business is transacted in the United States. The corporate segment consists of the activities of the Company's holding companies including amortization of goodwill and acquisition interest expense. The following table presents information about reported segments (amounts in thousands):

                                           Retail         Capital       Proprietary        Asset
                                          Services        Markets         Trading        Management       Corporate         Total
                                          --------        -------         -------        ----------       ---------         -----
  THREE MONTHS ENDED JUNE 30, 2001
Net revenues                              $ 93,117        $ 39,931        $  6,250        $ 11,444        $  5,388         $156,130
Income (loss) before income taxes            1,995           4,944           1,428           4,617          (2,170)          10,814


  THREE MONTHS ENDED JUNE 30, 2000
Net revenues                              $105,283        $ 37,087        $ 17,910        $ 10,253        $  7,642         $178,175
Income (loss) before income taxes            5,547           5,219           8,383           3,653          (4,429)          18,373


  SIX MONTHS ENDED JUNE 30, 2001
Net revenues                              $193,903        $ 73,480        $ 19,676        $ 24,529        $ 13,098         $324,686
Income (loss) before income taxes            4,208           6,294           6,680          10,083         (12,893)          14,372


  SIX MONTHS ENDED JUNE 30, 2000
Net revenues                              $237,131        $ 88,304        $ 67,446        $ 20,380        $ 14,595         $427,856
Income (loss) before income taxes           20,245          14,314          30,164           6,636         (16,780)          54,579


6.  ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No 142, "Goodwill And Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. The adoption of SFAS 141 is not expected to have a material impact on the Company's financial position, results of operations, earnings per share or cash flows.

    SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company incurred $3.2 million of goodwill amortization expense for each of the six months ended June 30, 2001 and June 30, 2000, and it does not expect to incur goodwill amortization expense for the year ended December 31, 2002. The Company has not yet made an assessment of any permanent impairment of the goodwill recorded on its statement of financial condition pursuant to the transition provisions of SFAS 142.

7.  RESTRUCTURING CHARGES

    During the first quarter 2001, the Company recognized $9.0 million of pre-tax restructuring charges in connection with the merger of its two principal broker-dealer subsidiaries, Tucker Anthony and Sutro. The restructuring charges primarily consisted of severance payments, lease terminations and related leasehold improvement write-offs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing in Item 1 of this report. This Form 10-Q may contain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance and involve risks and uncertainties, including but not limited to risks and uncertainties relating to the completion of the acquisition of the Company by Royal Bank of Canada as described below and the risks and uncertainties identified in the following paragraph, and that actual results may differ materially from those contemplated by such forward-looking statements.

BUSINESS ENVIRONMENT

    The Company's retail, capital markets, proprietary trading, and asset management services are in highly competitive markets and subject to various risks including volatile trading markets and fluctuations in the volume of market activity. These markets are affected by general economic and market conditions, including fluctuations in interest rates, volume and price levels of securities, flows of investor funds into and out of mutual funds and pension plans and by factors that apply to particular industries such as technological advances and changes in the regulatory environment. The Company's financial results have been and may continue to be subject to fluctuations due to these and other factors. Consequently, the results of operations for a particular period may not be indicative of results to be expected for other periods.

COMPANY DEVELOPMENTS

    On August 1, 2001, Royal Bank of Canada and the Company announced that they have signed a definitive agreement by which Royal Bank of Canada will acquire the Company and merge it with the bank's US broker-dealer, Minneapolis-based Dain Rauscher Incorporated. As a result of the merger, shareholders will receive $24 per share in cash. The equity value of the transaction is $625 million on a diluted basis. The merger is subject to approval by Canadian and US regulators and stockholders of the Company, and to other customary closing conditions. The transaction is expected to close in the fourth quarter of 2001 pending these approvals. Following the transaction, the name of the combined entity will be changed to RBC Dain Rauscher.

    In October 2000, the Company acquired Branch Cabell & Co. Inc. ("Branch Cabell"), a regional brokerage firm based in Richmond, Virginia. The transaction was recorded as a pooling of interests for accounting purposes. Accordingly, quarter ended and six months ended June 30, 2000 results have been restated as if the Company and Branch Cabell had always been combined.

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

    RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

The following table compares second quarter results (amounts in millions) in 2001 and 2000:

                                                 THREE MONTHS             PERIOD TO PERIOD         PERCENTAGE OF
                                                ENDED JUNE 30,           INCREASE/(DECREASE)        NET REVENUES
                                            ---------------------       ---------------------     ---------------
                                             2001        2000 (a)       AMOUNT        PERCENT     2001       2000
                                             ----        --------       ------        -------     ----       ----
Revenues:
      Commissions                           $ 55.0        $ 71.3        $(16.3)        (23)         35         40
      Principal transactions                  45.3          49.2          (3.9)         (8)         29         28
      Investment banking                      23.4          21.2           2.2          10          15         12
      Asset management                        21.7          21.5           0.2           1          14         12
      Net interest income (b)                  9.7          12.4          (2.7)        (22)          6          7
      Other                                    1.0           2.6          (1.6)        (62)          1          1
                                            ------        ------        ------                     ---        ---
         Net revenues                        156.1         178.2         (22.1)        (12)        100        100
Non-interest expenses:
      Compensation and benefits              105.5         113.9          (8.4)         (7)         68         64
      Occupancy and equipment                  9.0           8.1           0.9          11           6          5
      Communications                           6.6           6.8          (0.2)         (3)          4          4
      Brokerage and clearance                  5.1           6.7          (1.6)        (24)          3          4
      Promotional                              4.5           6.0          (1.5)        (25)          3          3
      Other                                   14.6          18.3          (3.7)        (20)          9         10
                                            ------        ------        ------                     ---        ---
         Total non-interest expenses         145.3         159.8         (14.5)         (9)         93         90
                                            ------        ------        ------                     ---        ---

      Income before income taxes              10.8          18.4          (7.6)        (41)          7         10
      Income taxes                             4.5           6.9          (2.4)        (35)          3          4
                                            ------        ------        ------                     ---        ---
      Net income                            $  6.3        $ 11.5        $ (5.2)        (45)          4          6
                                            ======        ======        ======                     ===        ===


(a) Quarter ended June 30, 2000 has been restated to reflect the Company's October 2, 2000 acquisition of Branch Cabell & Co. Inc. which was accounted for as a pooling of interests.

(b) Net interest income is net of interest expense of $10.4 million in 2001 and $20.2 million in 2000.

    Certain prior period amounts have been reclassified to conform with current period presentation.

    Net income was $6.3 million for the quarter ended June 30, 2001, down 45% from net income of $11.5 million in the second quarter of 2000. Earnings per share (diluted) for the quarter were $0.25, down from $0.47 per share in the same period a year ago. Net revenues decreased 12% in the second quarter to $156.1 million compared with $178.2 million in the second quarter of 2000.

    Commission revenues decreased $16.3 million or 23% to $55.0 million in the second quarter of 2001 from $71.3 million in the same period a year ago. The lower commission revenues stem from continued slowdown in retail activity during the second quarter of 2001 compared with better market conditions in the second quarter of 2000.

    Revenues from principal transactions decreased to $45.3 million in the second quarter of 2001, down $3.9 million or 8% from $49.2 million a year ago, primarily due to declines in OTC and arbitrage trading profits partially offset by improved fixed income trading activity.

    Investment banking revenues were $23.4 million in the second quarter of 2001 compared with $21.2 million in the 2000 second quarter primarily due to higher syndicate sales credits and increased advisory fees.

    Asset management revenues grew 1% to $21.7 million in the second quarter of 2001 compared with $21.5 million in the second quarter of 2000.

    Net interest income was $9.7 million for the current quarter, down $2.7 million or 22% from $12.4 million in the 2000 second quarter, mostly due to lower customer margin balances.

    Non-interest expenses were $145.3 million in the second quarter of 2001, a decrease of 9% from the $159.8 million in the second quarter of 2000. Compensation and benefits expense as a percentage of net revenues was up to 68% from 64% in the prior year quarter due to lower revenues without a corresponding decrease in fixed compensation and benefits. Non-compensation operating expenses decreased by $6.1 million or 13% to $39.8 million in the second quarter of 2001 versus $45.9 million a year ago.

    The Company's income tax provisions for the quarters ended June 30, 2001 and 2000 were $4.5 million and $6.9 million, respectively. The effective rate was 42% for the second quarter of 2001, up from 38% for the same period last year mainly due to an increase in transactions that are not subject to preferential tax treatment.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

The following table compares first half results (dollars in millions) in 2001 and 2000:

                                                SIX MONTHS              PERIOD TO PERIOD         PERCENTAGE OF
                                              ENDED JUNE 30,           INCREASE/(DECREASE)       NET REVENUES
                                          ---------------------      -----------------------    ---------------
                                           2001        2000 (a)       AMOUNT         PERCENT    2001       2000
                                           ----        --------       ------         -------    ----       ----
Revenues:
    Commissions                           $118.3        $166.1       $ (47.8)        (29)         36         39
    Principal transactions                  97.5         138.5         (41.0)        (30)         30         32
    Investment banking                      36.7          52.5         (15.8)        (30)         11         12
    Asset management                        44.7          41.7           3.0           7          14         10
    Net interest income (b)                 22.2          24.3          (2.1)         (9)          7          6
    Other                                    5.3           4.8           0.5          10           2          1
                                          ------        ------       -------                     ---        ---
       Net revenues                        324.7         427.9        (103.2)        (24)        100        100
Non-interest expenses:
    Compensation and benefits              217.7         275.2         (57.5)        (21)         67         64
    Occupancy and equipment                 18.0          16.5           1.5           9           6          4
    Communications                          13.3          13.6          (0.3)         (2)          4          3
    Brokerage and clearance                 11.1          16.2          (5.1)        (31)          3          4
    Promotional                             10.2          11.8          (1.6)        (14)          3          3
    Restructuring charges                    9.0            --           9.0          (c)          3         --
    Other                                   31.0          40.0          (9.0)        (23)         10          9
                                          ------        ------       -------                     ---        ---
       Total non-interest expenses         310.3         373.3         (63.0)        (17)         96         87
                                          ------        ------       -------                     ---        ---
    Income before income taxes              14.4          54.6         (40.2)        (74)          4         13
    Income taxes                             5.9          21.5         (15.6)        (73)          1          5
                                          ------        ------       -------                     ---        ---
    Net income                            $  8.5        $ 33.1       $ (24.6)        (74)          3          8
                                          ======        ======       =======                     ===        ===



(a) Six months ended June 30, 2000 have been restated to reflect the Company's October 2, 2000 acquisition of Branch Cabell & Co. Inc. which was accounted for as a pooling of interests.

(b) Net interest income is net of interest expense of $23.7 million in 2001 and $36.6 million in 2000.

(c) Not meaningful.

    Certain prior period amounts have been reclassified to conform with current period presentation.

    Net income for the first half of 2001, after giving effect to pre-tax restructuring charges of $9.0 million, decreased 74% to $8.5 million compared with $33.1 million in the same period a year ago. Earnings per share (diluted) for the first half of 2001 were $0.34, down from $1.38 for the first six months of 2000. Excluding the restructuring charges, net income for the six months ended June 30, 2001 totaled $13.8 million and earnings per share (diluted) totaled $0.55. Net revenues were $324.7 million in the first half of this year, down $103.2 million or 24% from $427.9 million a year ago, reflecting the very challenging market conditions during the first half of 2001, as well as the record conditions in the same period a year ago.

    Commission revenues were down 29% to $118.3 million in the first six months of 2001 from $166.1 million in the same period a year ago. The lower commission revenues stem from very difficult market conditions throughout 2001 compared to the robust market conditions in the first half of 2000 when equity markets soared to record highs.

    Revenues from principal transactions were $97.5 million for the six months ended June 30, 2001, down $41.0 million or 30% from $138.5 million a year ago. The decrease was mostly attributable to Hill Thompson, a wholesale OTC bulletin board market maker, whose trading profits were down $44.5 million compared to its record levels during the first half of 2000.

    Investment banking revenues decreased $15.8 million or 30% to $36.7 million in the first six months of 2001 from $52.5 million for the six months ended June 30, 2000 primarily due to decreased advisory, merchant banking and private placement transactions in 2001.

    Asset management revenues grew 7% to $44.7 million in the first six months of 2001 compared with $41.7 million in the first half of 2000, mainly due to growth in assets under management, which grew to $13.3 billion at June 30, 2001 from $12.2 billion in 2000.

    Net interest income was $22.2 million for the six months ended June 30, 2001, down $2.1 million or 9% from $24.3 million in the same period a year ago, mostly due to lower customer margin balances.

    Other revenues included $1.6 million from the sale of a New York Stock Exchange seat during the first quarter of 2001.

    Non-interest expenses were $310.3 million in the first half of 2001, a decrease of 17% from the $373.3 million in the first half of 2000. Compensation and benefits expense as a percentage of net revenues was up to 67% from 64% a year ago due to lower revenues without a corresponding decrease in fixed compensation and benefits. Non-compensation operating expenses, including the restructuring charges, were $92.6 million in the first six months of 2001, down $5.5 million or 6% from $98.1 million a year ago. Excluding the restructuring charges, non-compensation operating expenses decreased by $14.5 million or 15% to $83.6 million.

    The Company's income tax provisions for the first half of 2001 and 2000 were $5.9 million and $21.5 million, respectively. The effective tax rate was 41% for the first half of 2001, up from 39% for the same period last year mainly due to an increase in transactions that are not subject to preferential tax treatment.

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

    The Company maintains a revolving credit agreement (the "Credit Agreement") whereby participating banks have made commitments totaling $100.0 million. At June 30, 2001, the Company had borrowings of $50.0 million at interest rates ranging from 1% to 1.45% above the federal funds rate. In addition, the Company must pay a commitment fee of 0.20% on the unused available credit. The Credit Agreement matures in November 2003 with all outstanding notes payable at that date. The Company must comply with certain financial covenants under the Credit Agreement and was in compliance with such covenants at June 30, 2001.

    The Company maintains, through two subsidiaries, a fixed asset credit facility (the "Fixed Asset Facility") secured by certain of the Company's fixed assets. At June 30, 2001, the Company had borrowings outstanding under the Fixed Asset Facility of $3.7 million, of which $2.4 million is payable in monthly installments until December 2001 and $1.3 million is payable in monthly installments through June 2003. The Company has historically financed capital expenditures through internal cash generation and through the Fixed Asset Facility. For the six months ended June 30, 2001 and 2000, the Company had capital expenditures of $6.1 million and $8.3 million, respectively, which were funded from operations.

CASH FLOWS

    For the six months ended June 30, 2001, cash and cash equivalents increased $7.8 million. Funds generated from operating activities were $16.4 million including net income of $8.5 million and depreciation, amortization and other non-cash charges to net income of $22.5 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information about market risks for the three months ended June 30, 2001 does not differ materially from that discussed under Item 7a of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (c) Unregistered Securities:

    During the second quarter of 2001 the Company issued 7,671 shares of common stock in private placement transactions exempt under section 4(2) of the Securities Act to John Hancock Subsidiaries, Inc. pursuant to the Additional Share Agreement entered into in connection with the acquisition of the Company's subsidiaries from John Hancock in 1996.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting of Stockholders held on May 10, 2001 stockholders voted upon the following proposals:

PROPOSAL NO. 1 - ELECTION OF ELEVEN DIRECTORS:

NAMES                                       SHARES FOR            SHARES AGAINST
-----                                       ----------            --------------
John H. Goldsmith                           18,940,205                131,792
John F. Luikart                             18,884,608                187,389
David P. Prokupek                           17,656,703              1,415,294
Mark T. Whaley                              17,796,015              1,275,982
Robert H. Yevich                            17,773,842              1,298,155
C. Hunter Boll                              18,969,067                102,930
Winston J. Churchill                        18,975,678                 96,319
Thomas M. Hagerty                           16,353,378              2,718,619
David V. Harkins                            18,975,678                 96,319
Hugh R. Harris                              18,971,837                100,160
Seth W. Lawry                               18,975,678                 96,319

There were no abstentions or broker non-votes with respect to the election of directors.

PROPOSAL NO. 2 - RATIFICATION OF AUDITORS

    Ratification of the firm of Ernst & Young, LLP. as independent accountants for the Company for the fiscal year ending December 31, 2001.

                         SHARES FOR       SHARES AGAINST             ABSTENTIONS
                         ----------       --------------             -----------
                         18,756,435       310,854                    4,708



    A total of 19,071,997 shares were present in person or by proxy at the Annual Meeting.

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - The following exhibits are included herein or are incorporated by reference:

          99.1 Agreement and Plan of Merger, dated August 1, 2001, between Tucker Anthony Sutro and Royal Bank of Canada.

          99.2 Stock Option Agreement, dated August 1, 2001, between Tucker Anthony Sutro and Royal Bank of Canada.

          99.3 Voting and Support Agreement, dated August 1, 2001, between Royal Bank of Canada and Thomas H. Lee Equity Fund III, L.P. and Thomas
               H. Lee Foreign Fund III, L.P.

     (b)  Reports on Form 8-K

               Exhibits 99.1, 99.2 and 99.3 are incorporated by reference to the Form 8-K filed by Tucker Anthony Sutro with the Securities and Exchange Commission on August 8, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TUCKER ANTHONY SUTRO
                                  (REGISTRANT)

DATE:  August 13, 2001             BY:  /s/ JOHN H. GOLDSMITH
                                        ----------------------------------------
                                            JOHN H. GOLDSMITH
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER



DATE:  August 13, 2001             BY:  /s/ KENNETH S. KLIPPER
                                        ----------------------------------------
                                            KENNETH S. KLIPPER
                                            CHIEF FINANCIAL OFFICER